Form 10-K
INTERACTIVE NETWORK INC /CA
filed 1999-03-15
CIK 879482

Interactive Network, Inc.
1998 Annual Report


                                            ...bringing its technology
                                              to an interactive world

                           INTERACTIVE NETWORK, INC.
                              1161 OLD COUNTY ROAD
                           BELMONT, CALIFORNIA 94002

                                                                  March 15, 1999

Dear Fellow Shareholders:

   As your President, Chief Executive Officer and Chairman, I am writing to update you on where the Company has been, and outline our strategy and future plans for our Company. As you may know, I have been a loyal and active investor in Interactive Network, Inc. since 1993. I became a director in 1995, and immediately became involved in the liquidation of assets to fund Interactive's lawsuit against TCI. I later became the lead negotiator for the Board of Directors in the State Court's supervised settlement negotiations. I was elected by the Board of Directors as Chairman and CEO in June of this past year.

   Normally, an annual report to shareholders describes a company's activities during the past year and its plan for the future. Because there were no annual reports made to shareholders over the past several years, I thought it would be helpful to give our shareholders an overview of what has been happening to the Company in recent years, as well as the important plans for the future.

   Let me first address the future, for the future of our Company is and must be now. It is the current management's intention to proceed to market our Intellectual Property while continually working toward enhancement and development of its patent portfolio. Our current game plan is to concentrate on exploiting our patent portfolio in a cost effective way through licenses, joint ventures or other methods that will not involve the requirement of large overhead demands on the Company. We will also consider a possible merger if it offers an attractive alternative for our shareholders.

   In order to implement our plans and preserve value for our shareholders, we must first successfully emerge from our Chapter 11 Bankruptcy proceedings, pay our creditors who have valid claims against the Company, and either defeat, reduce or defer payment of a few large claims (including David Lockton's claim of $3.778 million) that we believe should not be paid in full. Our cash resources are limited, and shareholders should realize that our ability to continue operations for an extended period of time will depend on our ability to deal successfully with these large claims, obtain external sources of financing or commence realizing revenues from our patent portfolio. In this connection, you should read carefully "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report.

   During the period from the Company's initial public offering in 1991 through October 1994, the Company raised over $100,000,000 (raising over $38,000,000 in September/October of 1994 alone), but was forced to curtail its operations by August, 1995, due to lack of ongoing financing or cash reserves. Our plan will be to conserve our capital funds and to rely on the financial muscle of our partners and licensees. We do not intend to repeat the experience of past management.

   To provide the technical and management expertise to fulfill our goals, we are presently establishing an Advisory Panel of consultants. The Company's former Chief Scientist, Dr. Robert Brown, has already joined us on a part-time basis and will become a member of our team. Current management has identified a select group of individuals, some with expertise in the evaluation, development and marketing of intellectual property to the companies for whom our patents will hold value, and others with knowledge of the telecommunications and networking industries, with whom we are negotiating to join our Advisory Panel. To attract these individuals, we are exploring the use of a combination of incentive compensation based on the results achieved and stock option grants, rather than a monthly salary.

   Throughout this process of recruitment of our Advisory Panel, I have experienced enthusiastic response to our patent portfolio from persons experienced in analyzing and economically developing patents. However, I must caution you that there can be no assurance that the Company's patents will be upheld, if challenged, that competitors might not develop similar or superior technology or products outside the protection of any patents issued to the Company, or that others will not establish patent rights that would substantially interfere with the Company's business.

   In attempting to exploit the Company's patents, one logical approach would be to build on our existing relationship with Two Way TV, an affiliate of Cable & Wireless Communications PLC. Last fall I met with Two Way TV in an attempt to stimulate their interest in the U.S. market and to determine if we had a basis for working together on a joint venture or other similar arrangement. In January, 1999, I met with Two Way TV representatives to continue our discussions with respect to such an arrangement. Your Board of Directors' intention, as one of its options in attempting to exploit its patent portfolio, is to continue discussions with Two Way TV with the intention of seeking to negotiate a mutually satisfactory arrangement. To date, however, there is no assurance that any agreements will be reached or that Two Way TV will make a proposal that your Board of Directors would consider fair to our shareholders.

Your Company's Intellectual Property

   Your Company presently holds six U.S. patents, one Canadian patent (which is similar to its primary patent #4,592,546), one Japanese patent (corresponding to its US patent #5,083,800), and several European patents. This patent portfolio centers around the primary U.S. patents (#4,592,546 and #5,083,800 expiring in 2004 and 2009) which involve a game of skill playable by several participants remote in conjunction with a live event, or common event, respectively. Patent #5,013,038 and the corresponding European patents cover a method of evaluating data relating to a common subject using a statistical sampling to find a clip level. Patent #5,120,076 also pertains to a method of evaluating data to a common subject, then utilizing this data to apply a filter to the responses of the mass number of users. Patent #5,813,913 is a game of skill playable by remote participants in conjunction with a common event where participants are grouped as to skill level. Patent #5,083,800, and its corresponding European and Japanese patents and Canadian patent application, describe an apparatus in which a common game is played by a group of players. Patent #5,643,088 permits insertion of advertising during a game, or common event.

Our Settlement of the TCI Litigation

   When the Company curtailed its operations in August, 1995, it filed a lawsuit against TeleCommunications, Inc. and its affiliates, on the ground that TCI had failed to provide promised financing. For more than two years after becoming directors we supported the pursuit of TCI litigation to a successful conclusion. However, commencing in early 1998, we began to question whether it was in the best interests of shareholders to continue the litigation for some indefinite period with the resulting loss of the Company's ability to realize on its sole remaining asset of value--its intellectual property portfolio which is a depreciating asset. Accordingly, we were prepared to negotiate resolution of the lawsuit if a settlement could be reached that we felt would be in the best interests of shareholders. Negotiations proceeded for many months, from February, 1998 until the Settlement Agreement was finally signed in July, 1998. During this period I became the chief negotiator for the Company in dealing with TCI. In the end, I negotiated successfully to require the noteholders to pay an additional $2,5000,000 to cover our attorneys' fees, thereby avoiding reducing our own $10,000,000 recovery by that amount. Throughout our negotiations, David Lockton resisted any settlement of the lawsuit, and eventually the Board concluded on June 14 of last year that it would be in the best interests of shareholders to replace him as Chief Executive Officer by naming me in his place.

   The results of the Settlement Agreement are as follows:

  . The $38.4 million in principal and accrued interest of the Company's notes issued to TCI, NBC, Sprint and Motorola, in September, 1994, is to be converted into shares of the Company's common stock at a conversion price of $5 per share, far above the Company's closing market price of 38 cents per share on March 1, 1999.

  . Interest on the Company's notes ceased accruing in February, 1998, and the Company will be relieved of future annual interest charges on the notes (amounting to over $4.6 million per year based on 1997 interest expense).

  . Instead of being convertible into over 67,000,000 shares of the Company's common stock (based on anti-dilution adjustments in effect under the terms of the Notes as disclosed by the Company in its quarterly report for March, 1995), the notes will be converted into 7,814,588 shares of the Company's common stock.

  . Warrants issued by the Company to the noteholders (including warrants issued to NBC that could potentially give NBC a right to purchase stock equal to 25% of the Company's outstanding common stock at an exercise price per share equal to 75% of the current market price of the Company's common stock on the date of exercise) will be cancelled when the Settlement Agreement is closed.

  . The noteholders' lien on the Company's patent portfolio will be released, allowing the Company to turn its attention to exploiting its patents in a commercially sensible way, which it could not do so long as the noteholders had control of the patents.

  . The noteholders will pay $10 million to the Company, a substantial portion of which the Company will use to pay its creditors. The Company will be contesting in its Chapter 11 proceedings substantial claims filed by certain creditors, including David Lockton. Accordingly, the Company is not able to state at this point the precise portion of the $10,000,000 that will ultimately be required to be paid or set aside to satisfy claims of creditors. (See "Other Contingencies and Commitments-- Claims in Chapter 11 Proceedings Which the Company is Contesting" and "Liquidity and Capital Resources" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Annual Report.)

  .  The noteholders will pay $2,500,000 to our litigation counsel.

   Your Board of Directors evaluated the risks of litigation versus the negotiated settlement and, over David Lockton's objection, chose the settlement.

Chapter 11 Bankruptcy Proceedings

   Because the settling noteholders agreed to convert their senior secured debt into equity, they wanted assurance that the Company would be cleared of debts that could be senior to their new equity position by going through a Chapter 11 bankruptcy proceeding. Accordingly, one important condition of the Settlement Agreement was that the Company file a petition for reorganization under Chapter 11, and obtain a court order confirming the Company's plan of reorganization.

   The Company filed its plan of reorganization on December 22, 1998, and the Bankruptcy Court originally scheduled a hearing on confirmation of the plan for February 18, 1999. David Lockton has fought vigorously in proceedings before the Bankruptcy Court to delay confirmation of the Company's plan of reorganization and to relitigate in the Bankruptcy Court proceedings the wisdom of the Company's decision to enter into the Settlement Agreement. Only two people--Mr. Lockton and Calvin Wilson, Jr., a partner of J.C. Bradford Company, a stock brokerage firm--filed objections to confirmation of the plan of reorganization. The confirmation hearing commenced as scheduled on February 18, 1999. However, in order to consider Mr. Lockton's objections, the Bankruptcy Court scheduled additional days for hearings on February 23 and March 18-19, 1999.

   Current management seeks to establish shareholder value by using cost effective methods to market the primary assets of your Company, its patent portfolio, through licenses, joint ventures, or mergers to the highest bidder(s). We have all waited a long time for this opportunity. I am asking each and every shareholder to allow current management to see it through on behalf of all shareholders and to deliver the value we believe is there in our Company's intellectual property. However, so long as David Lockton continues to tie up the Company in litigation in the Bankruptcy court for his own purposes, the resulting uncertainties may make it more difficult for us to establish the relationships we want to create through our Advisory Panel of consultants and exploit our Intellectual Property portfolio.

   On March 8, 1999, Mr. Lockton sent a written proposal to TCI, the Company's largest shareholder, for a "global settlement" as follows:

  "1. Interactive Network (Company) agrees to a mutually agreeable, fast and independent process for the disposition of the intellectual property. I would suggest using [a major accounting firm] to solicit bids and make a final recommendation to the Board within 30 days of the close of the Settlement of the Plan.

  "2. The Company agrees to pay Lockton the full amount [for] his stock and cash claims, plus recent attorney's fees for the special meeting, bankruptcy, etc. Lockton agrees, in turn, to defer $1.25 to $1.5 million to help squeeze the Settlement under the $10 million proceeds.

  "3. Lockton will support the Plan, as amended for the process for the sale of the assets and provide global releases, non-cooperation agreements with third parties, etc. I will withdraw my slate of directors and go away.

     "Leo, there is a shareholder group representing 4 million shares getting ready to file a Federal class action against everyone prior to the bankruptcy confirmation hearing on March 17, 1999. With a non-cooperation agreement from me, executed, they will go away, but time is of the essence.

     "If TCI, NBC, myself and Gannett agree the Company must be told that the controlling shareholders want all these issues wrapped up on this basis ASAP."

   TCI has advised the Company through its counsel that it has rejected Mr. Lockton's proposal.

   AS SHAREHOLDERS, YOU CAN SEND A POWERFUL MESSAGE TO DAVID LOCKTON AND THE INVESTMENT COMMUNITY THAT YOU DO NOT APPRECIATE WHAT HE IS DOING TO YOUR COMPANY TO FURTHER HIS OWN INTERESTS BY PROMPTLY RETURNING YOUR PROXY IN FAVOR OF RE-ELECTING THE CURRENT BOARD OF DIRECTORS AT THE SHAREHOLDERS MEETING TO BE HELD ON MARCH 31, 1999.

                                          Sincerely,

                                          Bruce W. Bauer
                                          President, Chief Executive Officer
                                           and
                                          Chairman of the Board of Directors

Current Directors and Executive Officers of the Company.

   Bruce W. Bauer has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since June 1998. Prior to that he served as Secretary of the Company since November 1996 and has been a director of the Company since October 1995. From 1980 to June 1998 Mr. Bauer owned and operated Unlimited Services and Marathon Management Services, which provide building and clean room services, supplies and consulting. Mr. Bauer received a B.A. degree from Wittenberg University in 1974.

   John J. Bohrer has served as Secretary and Treasurer of the Company since June 1998 and has been a director of the Company since October 1995. From July 1978 to June 1993, Mr. Bohrer served as branch manager of Dickinson & Company, a firm rendering investment services. From June 1993 until his retirement in June 1997, he served as Vice President and branch manager of BDF Investments, which also renders investment services. He is now a semi-retired investor. Mr. Bohrer graduated from the New York Institute of Finance in 1947.

   Donald D. Graham has been a director of the Company since October 1995. Mr. Graham has been owner and president of Graham Enterprises, Inc., since 1977, a provider of management, investment and consulting services, and has been a majority owner, chairman of the Board of Directors and officer in several private construction-related companies since 1985. Mr. Graham received a B.S./B.A. from Creighton University in 1958. Mr. Graham has also been a certified public accountant since 1959 and served as an Accounting Program Instructor at Creighton University's MBA program from 1961-1968.

   William H. Green was appointed a director of the Company in 1998. Mr. Green has been Vice President of D.S.I. Corporation since 1998, which is a dredging specialty company. Prior to that, he served as a consultant in the aggregate division of Martin Marietta since 1993. He currently sits on the boards of various private companies.

   William L. Groeneveld was appointed a director of the Company in 1998. Mr. Groeneveld has served as Head Trader, Vice President and co-owner of Program Trading Corp., a provider of brokerage services, since November 1995. Prior to that he served as a manager and stock broker with Barron Chase Securities since November 1993.

   David B. Lockton was the founder of the Company in 1986 and served as its Chief Executive Officer until he was replaced by the Board of Directors in June 1998. Mr. Lockton has been a director of the Company since its inception. Management is not including Mr. Lockton in its slate of nominees to be elected at the March 31, 1999 meeting of shareholders. Mr. Lockton received a B.A. degree from Yale University and a J.D. from the University of Virginia Law School.

Financial Statements.

   Attached hereto for your review are the consolidated balance sheets of the Company as of December 31, 1998 and December 31, 1997 and accompanying statements of operations and cash flows for the three years ending December 31, 1998, which have been audited by KPMG LLP, independent certified public accountants.

Selected Financial Data.

   The following selected historical consolidated financial data presented below are derived from the consolidated financial statements for the fiscal years ended December 31, 1998, 1997 and 1996, have been audited by KPMG LLP, independent auditors and are included elsewhere in this annual report. The selected historical consolidated financial data as of December 31, 1995 has been derived from unaudited consolidated financial statements that are not included herein. The historical consolidated financial data as of December 31, 1994 is derived from audited consolidated financial statements of the Company that are not included herein. The audit opinion for 1998, 1997, 1996 and 1994 contains an explanatory paragraph that states that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In KPMG's opinion, the financial statements present fairly, in all material respects, the financial position of the Company for the years ended December 31 1998, 1997 and 1996. The consolidated financial statements and the selected consolidated financial data do not include any adjustments that might result from the outcome of that uncertainty (in thousands, except per share data):

                                         Years ended December 31
                           ---------------------------------------------------
                                (in thousands, except per share amounts)
                             1998      1997      1996       1995       1994
                           (Audited) (Audited) (Audited) (Unaudited) (Audited)
                           --------- --------- --------- ----------- ---------
Total revenue.............  $     0   $    0    $     0    $   339    $   876
Net loss..................  $  1488   $5,938    $ 4,552    $20,899    $51,307
Net loss per share........  $  0.05   $ 0.19    $  0.15    $  0.68    $  3.05
Shares used in computing
 net loss per share.......   30,840   30,840     30,840     30,840     16,831
Total Assets..............  $   379   $   84    $   174    $   441    $19,449
Long-term obligations.....  $     0   $    0    $33,817    $30,020    $26,849
Liabilities subject to
 Compromise...............  $46,296   $    0    $     0    $     0    $     0
Cash dividends declared
 per common share.........  $     0   $    0    $     0    $     0    $     0

Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The discussion of the Company's current business and future expectations in this section and elsewhere in this Annual Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements" below.

Overview

   On September 21, 1994, the Company consummated a Note Purchase Agreement with an affiliate of TCI, NBC, Sprint and Motorola pursuant to which the Company received $20,466,000 in cash in exchange for its 12% Senior Secured Convertible Promissory Notes, due September 21, 1996. An additional $3,547,000 in those Notes were issued in exchange for other outstanding debt and accrued interest held by the Note purchasers. In addition, during September and October, 1994, the Company received net proceeds of approximately $17,927,000 from the sale of its Common Stock to certain non-U.S. purchasers in an offering under Regulation S. At December 31, 1994, the Company had remaining $12,766,000 in cash and cash equivalents after the closing of the Note Purchase Agreement. During the first six months of 1995, the Company sought unsuccessfully to raise other funds and restructure the terms of the September 1994 transaction. Ultimately, by June 30, 1995, the Company had substantially reduced its operations and terminated the large majority of its employees. By August 1, 1995, the Company terminated the rest of its workforce and reduced its operations to the pursuit of the litigation and the protection of its Intellectual Property.

   On August 1, 1995, the Company filed suit against TCI and certain affiliated entities, alleging that TCI had conspired to acquire the Company's Intellectual Property by obtaining liens on its Intellectual Property through the September, 1994 Note Purchase transaction, then reneged on commitments to make further loans and sought to foreclose on the Company's Intellectual Property when the Company could not sustain its business without additional funds. The principal business activity of the Company from August 1, 1995 until July 1998, when the lawsuit was settled, was prosecution of the lawsuit. During this period the Company maintained no permanent workforce and relied on temporary employees as needed. The Company made no investments in fixed assets and in 1995 wrote off its investment in control units it had purchased for sale to potential subscribers.

   Following entry into the Settlement Agreement with TCI and the other parties thereto in July, 1998 (the "Settlement Agreement"), the Company filed a petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of California, as it had agreed to do under its Settlement Agreement with TCI and its co-noteholders, NBC, Sprint and Motorola (the "Settling Parties"). On December 22, 1998, the Company filed its plan of reorganization under Chapter 11 of the Bankruptcy Code, providing for payment to all of the Company's creditors in full on their allowed claims. Under the terms of the Settlement Agreement, upon entry by the Bankruptcy Court of a final non-appealable order confirming the plan of reorganization, the Settlement Agreement will be consummated and the Company will be paid $10,000,000 (plus accrued interest thereon) by the Settling Parties, security interests in its assets will be released, and 7,814,588 shares of the Company's Common Stock will be issued in conversion of outstanding debt in the amount of $39,072,949 held by the Settling Parties.

Other Contingencies and Commitments:

     1. Litigation. On January 4, 1995, Baker Trading Partners, Eric Lofgren and Russ Van Wormer, as representatives of a class of plaintiffs who purchased the Company's common stock, commenced a securities class action lawsuit against the Company and certain other defendants (including David Lockton), alleging that the Company, aided by the other defendants, made materially false statements during the period January 19, 1994, through March 31, 1995, concerning its plans to expand nationally when the Company knew that it did not have the resources or market acceptance of its product to support national expansion. Although that action is still pending, the Company believes that a settlement is imminent that will limit the Company's out-of-pocket costs to the $500,000 deductible under its liability insurance.

     2. Claims in Chapter 11 Proceedings which the Company is
  Contesting. David Lockton has filed a claim for $3,778,000 in the Company's Chapter 11 proceedings, of which $918,000 is attributable to his Employment Agreement and $2,859,967 is attributable to his Deferred Compensation and Non-Competition Agreement (including a claim of $1,009,967 for interest and liquidated damages under the latter agreement), making him the largest unsecured creditor of the Company. Mr. Lockton has pledged a portion of his total claim to secure a $200,000 promissory note to Myron E. Etienne, Jr. The Company intends to defend against Mr. Lockton's claim of $1,009,967 for interest and liquidated damages under his Deferred Compensation and Non-Competition Agreement on the ground that such claim is expressly precluded by the terms of that agreement, and also intends to contend that of the balance of $1,850,000 payable to him under that agreement, $100,000 is to be paid upon consummation of the Settlement Agreement, and the remaining $1,750,000 is to be paid in quarterly installments of $62,500, commencing after the consummation of the Settlement Agreement. The Company is also considering what other claims or defenses it may have against Mr. Lockton that would reduce the amounts otherwise payable to him under his claim. In addition to Mr. Lockton's claim, among the larger claims the Company also intends to contest are a claim in the amount of $3.5 million filed by National Datacast (which Mr. Lockton advised in February 1998 would be a $166,000 claim), on the grounds, among others, that the contract on which the claim is based had been terminated by National Datacast in 1995, and a substantial part of its claim was barred by its termination of the Agreement, at least $1.2 million of the scheduled claims of the Equitable Life Assurance Society, a claim of $494,000 by the Internal Revenue Service for penalties for alleged failure to file withholding reports, and a scheduled claim of $500,000 for Singatronics.

     3. Contractual Commitments. The Bankruptcy Code contemplates that a debtor in Chapter 11 proceedings may identify executory contracts that it intends to assume as a part of its plan of reorganization. Executory contracts that are not expressly assumed are deemed rejected, and the only remedy of the other party to the contract is to pursue a claim for damages for breach of contract following confirmation of the Plan of Reorganization. Certain of these executory contracts are described in the Company's Proxy Statement for the Special Meeting on March 31, 1999 accompanying this Annual Report (the "Proxy Statement"). The Company plans to assume certain obligations under existing contracts as more fully described in the Proxy Statement, including a 1992 Stock Purchase Agreement with Gannett Co., Inc. and a 1992 know-how license agreement with Two Way TV, but will treat obligations it had to TCI, NBC, Sprint and Motorola (also described in the Proxy Statement) as terminated unless the Settlement Agreement is not consummated. In addition, the Company does not plan to assume several contractual arrangements that might still be considered executory but have not been operative for many years. If at some future date the other party to one of those arrangements should seek to assert that the arrangement was still in effect on the date of confirmation of the Company's plan of reorganization, the Company will review the matter and take such steps as it considers appropriate to recognize or disavow the contract in a manner that will be in the best interest of the Company.

     4. Year 2000. The Year 2000 issue results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this manner may recognize a date ending in "00" as the year 1900 rather than the year 2000. As the Company has reduced its operations requiring the use of computers to minimal support functions in the last few years, this issue is not expected to impact upon its internal operations. As a seller of services to customers, the Company did not sell any software and did not provide any warranty for Year 2000 problems. The Company's patent portfolio will not be significantly affected by Year 2000 problems.

Liquidity and Capital Resources

   Inasmuch as the Company has in the past generated little operating revenues, it has historically met its financial needs by raising money through public and private sales of debt and equity securities. During the period from the Company's initial public offering in 1991 through October, 1994, the Company raised over $100 million through such sales (raising over $38 million in September/October of 1994 by the sale of its 12% senior secured convertible notes and common stock). On January 1, 1995, the Company had $12,766,000 in cash and cash equivalents remaining from the sale of its 12% senior secured convertible notes and common stock in September/October 1994. Following a $20,899,098 net loss in Fiscal Year 1995, the Company had $71,102 in cash at December 31, 1995. During Fiscal Year 1996, the Company received no revenues from operations and $35,000 proceeds from litigation. At December 31, 1996, the Company had $84,225 in cash. During Fiscal Year 1997, the Company had no revenues or other sources of income, and at December 31, 1997, the Company had $50,327 in cash. During Fiscal Year 1998 the Company had no revenues but received $501,837 from proceeds of litigation, which the Company's secured creditors permitted to be released to permit the Company to fund its bankruptcy proceedings. At December 31, 1998, the Company had $300,601 in cash remaining. During Fiscal Years 1995, 1996 and 1997, the Company also received proceeds from the sale of fixed assets in the amounts of $148,310, $170,997 and $3,000, respectively.

   If the Settlement Agreement described under "Overview" above were consummated on March 31, 1999, the Company would receive $10 million in cash (plus accrued interest thereon of approximately $120,000), of which it would expect to use immediately no more than approximately $5,000,000 to pay creditors whose claims would have been allowed in the Chapter 11 proceedings and would be payable upon consummation of the Settlement Agreement. This figure includes reorganization expenses, professional fees and post-petition interest accrued on allowed claims in the Chapter 11 proceedings, aggregating approximately $1,400,000 as of March 31, 1999, of which it would expect to defer payment of at least $150,000. The Company intends to contest approximately $8.6 million of claims filed in the Chapter 11 proceedings that are not duplicates or claims of the Settling Parties. The amount of funds available to the Company after resolution of contested claims will depend on the extent to which the Company is successful in substantially reducing, defeating or deferring payment of the substantial claims the Company is contesting described in "Other Contingencies and Commitments--Claims in Chapter 11 Proceedings Which the Company is Contesting." In the event the Company is not successful in defeating, substantially reducing or deferring payment of these claims, the Company's working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of its patent portfolio were not sufficient.

   The Company's current business plan is not to build up a large work force or invest in plant, equipment or inventories, but to concentrate on exploiting its patent portfolio through licenses, joint ventures or other methods that will not involve large overhead or capital demands on the Company. The Company currently expects its need for working capital after consummation of the Settlement Agreement to consist largely of general and administrative and patent development and marketing expenses of approximately $600,000, expected to be incurred in generating revenues from its Intellectual Property assets, and professional fees of approximately $240,000, out of a total annual operating budget of approximately $1 million. The Company intends to resume periodic filings with the Securities and Exchange Commission, the cost of which is included in its budget for professional fees.

Results of Operations

   Revenues. During the year ended December 31, 1994, the Company realized net revenues of $876,000, its last full year of undiminished operation, in which the Company was testing pricing points for a service-only revenue model prior to its planned national rollout. During the year ended December 31, 1995, the Company realized net revenues of $339,044, prior to reduction of its operations. Thereafter the Company realized no revenues from operations for the years ended December 31, 1996, 1997 or 1998. The Company realized revenues from the sale of fixed assets in the amount of $140,244 and from the proceeds of litigation of $35,000 in Fiscal Year 1996, from an insurance refund in the amount of $60,756 in Fiscal Year 1997, and $501,837 in Fiscal Year 1998, in connection with the prosecution of litigation.

   Costs of Revenues. The Company incurred costs of revenues of $12,181,000 in the year ended December 31, 1994, its last full year of undiminished operation, which primarily included $4,102,000 in personnel costs, $2,394,000 in fees paid to radio stations and to PBS for broadcasting the Company's programming and $1,554,000 in premises costs. The Company incurred costs of revenues of $3,861,652 for the year ended December 31, 1995, principally in the period prior to reduction of operations. Thereafter the Company incurred no costs of revenues during the years ended December 31, 1996, 1997 or 1998.

   Research and Development. The Company incurred research and development expenses of $3,862,000 in the year ended December 31, 1994, its last full year of undiminished operation, which included research and development personnel costs of $2,625,000. The Company incurred research and development expenses of $913,395 during the year ended December 31, 1995, principally in the period prior to reduction of operations. Thereafter the Company incurred no research and development expenses during the years ended December 31, 1996, 1997 or 1998.

   Selling and Marketing. The Company incurred selling and marketing expenses of $11,198,000 in the year ended December 31, 1994, its last full year of undiminished operation, which primarily included $2,511,000 in selling and marketing personnel costs, $2,116,000 in professional fees, $5,196,000 in fees related to production and placement of advertising material, and other costs for product samples and prizes to subscribers. The Company incurred selling and marketing expenses of $3,267,461 during the year ended December 31, 1995, principally in the period prior to reduction of operations. Thereafter the Company incurred no selling and marketing expenses during the years ended December 31, 1996, 1997 or 1998.

   General and Administrative. The Company incurred general and administrative expenses of $7,182,000 in the year ended December 31, 1994, its last full year of undiminished operation, which included general and administrative personnel costs of $3,961,000, facilities costs and legal and professional fees. The Company incurred general and administrative expenses of $8,249,279 during the year ended December 31, 1995, principally in the period prior to reduction of operations. Thereafter the Company operated with a skeleton workforce, incurred general and administrative expenses of $784,291 during the year ended December 31, 1996, which primarily included $287,000 accrued but not paid to a former officer of the Company, $133,477 in legal fees incurred in connection with litigation, $125,000 of occupancy costs, temporary office and warehouse help and compensation of approximately $35,000 paid to Bruce Bauer in connection with liquidation of fixed assets and subleasing the Company's unused premises. During the year ended December 31, 1997, general and administrative expenses were $1,304,391, which included $925,000 accrued for litigation costs, and $287,000 accrued but not paid to a former officer of the Company. During the year ended December 31, 1998, general and administrative expenses were $1,124,993, of which $948,473 represented amounts accrued but not paid to a former officer of the Company. In addition, the Company incurred $252,220 in 1998 in costs for the reorganization required by the Settlement Agreement. Amounts accrued but not paid to a former officer of the Company in 1996, 1997 and 1998 are subject to dispute by the Company in the bankruptcy proceedings.

   Interest Income (Expense). During the years ended December 31, 1994, 1995, 1996, 1997 and 1998, interest expense was $1,120,000, $1,250,985, $3,808,118,
$4,636,864 and $618,821, respectively, representing the interest accrued on the 12% Senior Secured Convertible Promissory Notes issued under the September, 1994 Note Purchase Agreement. Upon consummation of the Settlement Agreement (which stopped accrual of interest on the Notes at February 25, 1998), this interest expense will disappear in future years as the Notes will be converted into shares of the Company's common stock. If the Settlement Agreement were not consummated, there would have been approximately $4,453,297 in additional interest expense on the Notes for the year ended December 31, 1998.

   Net Losses. During the years ended December 31, 1994, 1995, 1996, 1997 and 1998, the Company incurred net losses of $51,307,000, $20,899,100, $4,551,786,
$5,937,878 and $1,487,529, respectively. Except for Fiscal Year 1995, these losses resulted primarily from accrual of interest expense on the 12% Senior Secured Convertible Promissory Notes.

Market Price, Dividends and Forward-Looking Statements.

   The Company's common stock is currently being traded on the OTC Bulletin Board and is listed under the symbol "INNN." The following table represents the high and low bid prices at which transactions in the Company's common stock occurred during each quarter of 1998 and 1997, as reported by Dow Jones Interactive Quotes & Market Data.

                                                                  High     Low
                                                                 ------- -------
      March 1, 1999                                              $0.4300 $0.3800
      1998
        4th Quarter............................................. $0.4375 $0.0940
        3rd Quarter............................................. $0.359  $0.109
        2nd Quarter............................................. $0.281  $0.156
        1st Quarter............................................. $0.391  $0.156
      1997
        4th Quarter............................................. $0.578  $0.172
        3rd Quarter............................................. $0.313  $0.063
        2nd Quarter............................................. $0.141  $0.078
        1st Quarter............................................. $0.281  $0.047

Holders of Record.

   As of March 1, 1999, there were 809 shareholders of record of the Company's common stock.

Dividends.

   The Company did not declare or pay any dividends in 1997 or 1998. Future dividends, if any, will depend on the Company's profitability and anticipated capital requirements. The Company has no present intention of paying dividends.

Forward Looking Statements.

   Certain sections of this report, including the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company's future prospects, plans and strategies, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations or such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results may differ significantly from the results described in these forward-looking statements, including changes that could affect the value of the Company's Intellectual Property assets and decisions by the bankruptcy court in which the Company's Chapter 11 proceeding is pending with respect to allowance of contested claims and delays in confirmation of the Company's plan of reorganization which may cause a resulting increase in post-petition interest on claims and could reduce the Company's anticipated working capital, and any resulting effect on the consummation of the Settlement Agreement that might result from such delays. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Undertaking.

   Copies of the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 1998 may be obtained from the Company without charge upon a written request made to 1161 Old County Road, Belmont, California 94002,
Attention: Secretary.

                           INTERACTIVE NETWORK, INC.
                             (Debtor-in-Possession)

                       Consolidated Financial Statements
                       December 31, 1998, 1997, and 1996

                           INTERACTIVE NETWORK, INC.
                             (Debtor-in-Possession)

                               Table of Contents

                                                                            Page
                                                                            ----
Independent Auditors' Report............................................... F-1
Consolidated Balance Sheets................................................ F-2
Consolidated Statements of Operations...................................... F-3
Consolidated Statements of Shareholders' Deficit........................... F-4
Consolidated Statements of Cash Flows...................................... F-5
Notes to Consolidated Financial Statements................................. F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Interactive Network, Inc.:

   We have audited the accompanying consolidated balance sheets of Interactive Network, Inc. (Debtor-in-Possession) and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2, the Company entered into the Settlement Agreement whereby the Company commenced a reorganization by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") on September 14, 1998. Substantially all liabilities of the Company as of the date of this report are subject to settlement under a plan of reorganization to be confirmed by the Bankruptcy Court. The Company is currently operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to (1) formulate an acceptable plan of reorganization that will be confirmed by the Bankruptcy Court, and be able to fully implement that plan in compliance with the Settlement Agreement, (2) settle the claims of unsecured creditors within available cash resources as currently contemplated by management, (3) develop an appropriate business plan and strategic direction for the Company's planned future operations after reorganization including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio, (4) confirm the availability of net operating tax losses after reorganization, and (5) generate adequate sources of working capital and other liquidity as necessary to meet future obligations. Management's plans in regard to these matters are also described in Note 3. These contingencies and the uncertainties inherent in the bankruptcy process raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP
March 15, 1999

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

                          Consolidated Balance Sheets
                           December 31, 1998 and 1997

                     ASSETS                           1998           1997
                     ------                       -------------  -------------
Current assets:
  Cash........................................... $     300,601  $      50,327
  Prepaid expenses and other current assets......        78,256         33,555
                                                  -------------  -------------
    Total current assets.........................       378,857         83,882
Property, plant and equipment, net...............           --             --
                                                  -------------  -------------
                                                  $     378,857  $      83,882
                                                  =============  =============
      LIABILITIES AND SHAREHOLDERS' DEFICIT
      -------------------------------------
Current liabilities:
  Accounts payable............................... $         --   $   5,499,974
  Accrued liabilities to shareholder.............           --         774,920
  Other accrued liabilities......................       214,821            --
  Notes payable..................................           --      26,512,725
  Accrued interest on notes payable..............           --      11,941,014
                                                  -------------  -------------
    Total current liabilities....................       214,821     44,728,633
Liabilities subject to compromise................    46,296,316            --
Commitments and contingencies
Shareholders' deficit:
  Preferred stock, no par value, 10,000,000
   shares authorized; no shares issued and
   outstanding as of December 31, 1998 and 1997..           --             --
  Common stock, no par value, 150,000,000 shares
   authorized; 30,840,441 shares issued and
   outstanding as of December 31, 1998 and 1997..   103,281,755    103,281,755
  Accumulated deficit............................  (149,414,035)  (147,926,506)
                                                  -------------  -------------
    Total shareholders' deficit..................   (46,132,280)   (44,644,751)
                                                  -------------  -------------
                                                  $     378,857  $      83,882
                                                  =============  =============


           See accompanying notes to consolidated financial statements.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

                     Consolidated Statements of Operations
                  Years ended December 31, 1998, 1997 and 1996

                                            1998         1997         1996
                                        ------------  -----------  -----------
Revenues............................... $        --   $       --   $       --
General and administrative expenses....    1,124,943    1,304,391      784,291
                                        ------------  -----------  -----------
    Loss from operations...............   (1,124,943)  (1,304,391)    (784,291)
                                        ------------  -----------  -----------
Other (income) and expense
  Interest income......................       (6,618)      (3,377)      (5,623)
  Interest expense (contractual inter-
   est exceeds recorded interest ex-
   pense by $4,453,297 in 1998)........      618,821    4,636,864    3,808,118
  Litigation settlement................     (501,837)         --       (35,000)
                                        ------------  -----------  -----------
    Total other expense, net...........      110,366    4,633,487    3,767,495
                                        ------------  -----------  -----------
    Loss before reorganization
     expenses..........................   (1,235,309)  (5,937,878)  (4,551,786)
Reorganization expenses................      252,220          --           --
                                        ------------  -----------  -----------
    Net loss........................... $ (1,487,529) $(5,937,878) $(4,551,786)
                                        ============  ===========  ===========
Basic and diluted net loss per share... $      (0.05) $     (0.19) $     (0.15)
                                        ============  ===========  ===========
Shares used in per share calculation...   30,840,441   30,840,441   30,840,441
                                        ============  ===========  ===========


           See accompanying notes to consolidated financial statements.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

                Consolidated Statements of Shareholders' Deficit
                  Years ended December 31, 1998, 1997 and 1996

                               Common stock                          Total
                          -----------------------  Accumulated   shareholders'
                            Shares      Amount       deficit        deficit
                          ---------- ------------ -------------  -------------
Balances as of December
 31, 1995................ 30,840,441 $103,281,755 $(137,436,842) $(34,155,087)
Net loss.................        --           --     (4,551,786)   (4,551,786)
                          ---------- ------------ -------------  ------------
Balances as of December
 31, 1996................ 30,840,441  103,281,755  (141,988,628)  (38,706,873)
Net loss.................        --           --     (5,937,878)   (5,937,878)
                          ---------- ------------ -------------  ------------
Balances as of December
 31, 1997................ 30,840,441  103,281,755  (147,926,506)  (44,644,751)
Net loss.................        --           --     (1,487,529)   (1,487,529)
                          ---------- ------------ -------------  ------------
Balances as of December
 31, 1998................ 30,840,441 $103,281,755 $(149,414,035) $(46,132,280)
                          ========== ============ =============  ============



          See accompanying notes to consolidated financial statements.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996

                                             1998         1997         1996
                                         ------------  -----------  -----------
Cash flows from operating activities
 before reorganization items:
  Net loss.............................. $ (1,487,529) $(5,937,878) $(4,551,786)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities before
   reorganization items:
    Reorganization expenses.............      252,220          --           --
    Expenses settled through transfer of
     fixed assets.......................          --           --        19,015
    Changes in operating assets and
     liabilities:
      Prepaid expenses and other
       assets...........................      (44,701)      52,775      109,826
      Accounts payable..................          --       925,000      200,760
      Accrued liabilities to
       shareholder......................      948,473      286,946      286,946
      Accrued interest on notes
       payable..........................      619,210    4,636,864    3,808,118
      Other accrued liabilities.........          --          (605)         --
                                         ------------  -----------  -----------
        Net cash provided by (used in)
         operating activities before
         reorganization items...........      287,673      (36,898)    (127,121)
  Cash used in reorganization--
   professional fees paid for services
   rendered in connection with Chapter
   11 proceedings.......................      (37,399)         --           --
                                         ------------  -----------  -----------
        Cash provided by (used in)
         operating activities...........      250,274      (36,898)    (127,121)
Cash flows provided by investing
 activities--proceeds from sale of
 property, plant and equipment..........          --         3,000      140,244
                                         ------------  -----------  -----------
Increase (decrease) in cash.............      250,274      (33,898)      13,123
Cash at beginning of year...............       50,327       84,225       71,102
                                         ------------  -----------  -----------
Cash at end of year..................... $    300,601  $    50,327  $    84,225
                                         ============  ===========  ===========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year:
    Income taxes (Note 8)............... $        --   $       --   $       --
                                         ============  ===========  ===========
    Interest............................ $        --   $       --   $       --
                                         ============  ===========  ===========
  Noncash items:
    Conversion of current liabilities to
     liabilities subject to compromise.. $ 46,296,316  $       --   $       --
                                         ============  ===========  ===========
    Reorganization expenses............. $    214,821  $       --   $       --
                                         ============  ===========  ===========

           See accompanying notes to consolidated financial statements.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

(1) The Company

   Interactive Network, Inc. (the "Company") was incorporated in California on November 10, 1986, to engage in the design, development, and marketing of a subscription-based interactive television entertainment system. As discussed more fully below, the Company was unable to continue operations due to the lack of additional financing and curtailed operations in August 1995.

   The Company currently does business only in the state of California and is in good standing with the Secretary of State. Prior to 1995, the Company was qualified to do intrastate business in four other states, but ceased doing business outside California in 1995, and its qualification to do business in those other states has been revoked or surrendered. The Company failed to file tax returns or pay minimum franchise taxes to the California State Franchise Tax Board for the years 1995-1998. The Company is not in compliance with its Securities and Exchange Commission ("SEC") filings. The last quarterly financial report filed by the Company with the SEC was their Form 10-Q for the quarter ended March 31, 1995.

(2) Reorganization and Basis of Reporting

   In August of 1995, the Company commenced litigation (the "Litigation") against certain shareholders and their affiliated entities (the "Settling Parties"). The Litigation arose in relation to the use of the Company's intellectual property as collateral for secured loans made to the Company. See
Note 10 for additional information.

   On July 10, 1998, the Company and the defendants in the Litigation, the Settling Parties, entered into an agreement (the "Settlement Agreement") whereby the Company agreed to file a petition under Chapter 11 of the Bankruptcy Code in the U.S. Court for the Northern District of California, which it did on September 14, 1998 (the "Petition Date"). Under the terms of the Settlement Agreement, upon entry by the Bankruptcy Court of a final non-appealable order confirming the Company's Plan of Reorganization ("the Plan"), the Settlement Agreement will be consummated and the Company will be paid $10 million (plus accrued interest thereon, which approximates $120,000 at December 31, 1998) which has been held in escrow since July 1998. Also, an additional amount of $2.5 million (also held in escrow since July 1998) will be paid by the Settling Parties directly to the Company's attorneys in respect of the Company's legal fees associated with the Litigation, security interests in the Company's assets will be released and 7,814,588 shares of the Company's common stock will be issued at a conversion price of $5 per share in conversion of outstanding debt held by the Settling Parties in the amount of $39.1 million, of which $26.5 million represents the principal amount and $12.6 million represents accrued interest, as of February 25, 1998 (when interest ceased to accrue under terms of the Settlement Agreement). In addition, the Settlement Agreement includes releases of the Settling Parties by the Company and releases of the Company by each of the Settling Parties with respect to the litigation and any other preexisting claims or contracts including the cancellation of outstanding warrants.

   The Company's Plan under Chapter 11 was filed on December 22, 1998 and the First Amendment to Chapter 11 Plan of Debtor and Debtor-in-Possession was filed on February 18, 1999, providing for payment in full to all of the Company's creditors on their allowed claims. The final date for filing claims was January 19, 1999, at which time non-duplicative claims totaling approximately $13.7 million were filed or scheduled (not including the claims of the Settling Parties). Under the Plan, the Company intends to pay in full allowed claims, and believes that (in addition to expenses of administration of approximately $500,000) there are no more than approximately $8.7 million in allowed claims (plus certain accrued interest), although the final figure is subject to the claims objection and allowance procedures under Chapter 11. The Bankruptcy Court commenced a hearing on confirmation of the Plan on February 18, 1999. The hearing is not expected to be completed until at least March 19, 1999.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996

   Since the Petition Date, the Company has continued in possession of its property and, as Debtor-in-Possession, is authorized to operate and manage its businesses and enter into all transactions (including among other items, paying employee wages, obtaining services, supplies and inventories) that it could have entered into in the ordinary course of business had there been no bankruptcy filing. As Debtor-in-Possession, the Company may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and a hearing.

   Liabilities subject to compromise presented in the accompanying consolidated balance sheet represent the Company's estimate of prepetition liabilities expected to be allowed as of December 31, 1998, subject to adjustment in the reorganization process (see Note 6). Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of the Plan.

(3) Going Concern

   The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to the filing, realization of assets and satisfaction of liabilities is subject to uncertainty. Confirmation of the Plan by the Bankruptcy Court could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of the Plan. The ability of the Company to continue as a going concern is contingent upon, among other things, the ability to (1) formulate an acceptable plan that will be confirmed by the Bankruptcy Court, and be able to fully implement that plan in compliance with the Settlement Agreement, (2) settle the claims of unsecured creditors within available cash resources as currently contemplated by management, (3) develop an appropriate business plan and strategic direction for the Company's planned future operations after reorganization including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio, (4) confirm the availability of net operating tax loss carryforwards after reorganization, and (5) generate adequate sources of working capital and other liquidity as necessary to meet future obligations.

   The Company's business plan is to concentrate on further development and exploitation of its patent portfolio through licenses, joint ventures or other methods that will not involve substantial capital requirements or large overhead expenses for the Company. The Company does not intend to engage in the manufacture or sale of products involving its patents, that would require investment in plant, equipment or inventories, and believes that the cash it expects to receive under the Settlement Agreement will, after paying its creditors under the Plan, be adequate to supply any necessary working capital for at least the next 12 months.

   The confirmation and effectiveness of the Plan will be subject to a number of conditions. Given these uncertainties, there can be no assurance (1) whether the Plan will be confirmed by the Bankruptcy Court, (2) when the Plan will become effective, or (3) whether the realization of assets and satisfaction of liabilities will occur as currently contemplated by management.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996

(4) Summary of Significant Accounting Policies

   (a) Principle of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Nevada subsidiary formed in 1994, RealTime Gaming Systems, Inc. This subsidiary has no assets or liabilities and ceased to do business during 1995.

   (b) Fair Value of Financial Instruments

     The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair values of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1998, the fair values of the Company's cash, other current assets and other accrued liabilities approximate their carrying values due to their short maturity. As stated in Notes 5 and 6, certain notes payable and accrued interest, other accounts payable and accrued liabilities are included amongst liabilities subject to compromise as of December 31, 1998. Accordingly, the fair value of these items is not readily determinable.

   (c) Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (d) Per Share Information

     Basic and diluted net loss per share are computed using the weighted-average number of outstanding shares of common stock. Net loss per share does not include the effect of the following contingently issuable shares because their effects are antidilutive.

                                                    December 31,
                             -----------------------------------------------------------
                                    1998                1997                1996
                             ------------------- ------------------- -------------------
                                       Weighted-           Weighted-           Weighted-
                                        Average             Average             Average
                             Number of Exercise  Number of Exercise  Number of Exercise
                              Shares     Price    Shares     Price    Shares     Price
                             --------- --------- --------- --------- --------- ---------
   Stock options
    outstanding............  1,350,000   $0.17   2,906,398   $0.09   2,456,389   $0.09
   Shares issuable upon the
    exercise of warrants...    709,210   $5.96     734,210   $6.17     843,210   $6.28
                             ---------           ---------           ---------
                             2,059,210           3,640,608           3,299,599
                             =========           =========           =========

     Also, net loss per share for each of the years presented does not include the effect of shares issuable on the conversion of secured notes payable because their effects are antidilutive. See Notes 5 and 6 for the detail of notes payable and their conversion rates.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996

   (e) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Where a deferred tax asset has been recognized, a valuation allowance is established if, based on available evidence, it is more likely than not that the deferred tax asset will not be realized.

   (f) Stock Option Plan

     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123, also allows entities to continue to apply the provisions of Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income disclosures for employee stock option grants made as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   (g) Comprehensive Income/Loss

     The Company has no significant components of other comprehensive income or loss.

   (h) Recent Accounting Pronouncements

     The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by July 1, 1999. Management does not believe the adoption of SFAS No. 133 will have a material effect on the consolidated financial position or results of operations of the Company.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on Costs of Start-Up Activities, which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined what effect the adoption of the SOP will have on its consolidated financial statements.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996

(5) Notes Payable and Accrued Interest

   Notes payable and accrued interest as of December 31, 1998 and 1997, consisted of the following:

                                                               1998     1997
                                                               ----- -----------
   Notes Payable
     Convertible notes to certain shareholders secured by all
      of the Company's assets and due September 21, 1996;
      interest at 12% prior to the due date and 15% after
      this date, payable quarterly by cash or note...........  $ --  $26,512,725
   Accrued Interest
     Accrued interest on secured notes.......................    --   11,941,014
                                                               ----- -----------
     Total notes payable and accrued interest................  $ --  $38,453,739
                                                               ===== ===========

   The secured notes are convertible into shares of Series F redeemable preferred stock ("Series F preferred") at a conversion rate of one share of Series F preferred per $98.16 of principal and accrued interest The secured notes will automatically be converted into Series F preferred stock upon the occurrence of certain events. Each share of Series F preferred stock is convertible into 43.4141 shares of common stock subject to adjustment for future dilutive issuances.

   The secured notes contain various covenants and restrictions, including limitations on lease agreements and additional indebtedness. As of December 31, 1997, the Company was not in compliance with these covenants and, as a result, classified the notes as current liabilities. The note holders also received warrants to purchase 274,457 shares of the Company's common stock at an exercise price of $7.995 per share subject to adjustment for dilutive issuances.

   Under the terms of the Settlement Agreement, upon entry by the Bankruptcy Court of a final non-appealable order confirming the Plan, the Settlement Agreement will be consummated and the note holders will release their security interests in the Company's assets and 7,814,588 shares of the Company's common stock will be issued at a conversion price of $5 per share on conversion of the secured notes. Accordingly, this debt, along with the accrued interest, has been reclassified to liabilities subject to compromise in the accompanying December 31, 1998 consolidated balance sheet (see Note 6).

(6) Liabilities Subject to Compromise

   Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date which are subject to settlement under the Plan. These liabilities were transferred from their respective prepetition balance sheet accounts to liabilities subject to compromise. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment and to the extent not paid, are included in accrued expenses and other payables as of December 31, 1998. Liabilities subject to compromise are summarized as follows:

                                                                       1998
                                                                    -----------
   Secured convertible notes to certain shareholders............... $26,512,725
   Accrued interest on secured notes...............................  12,560,224
   Accounts payable and accrued expenses...........................   5,499,974
   Accrued liabilities to shareholder..............................   1,723,393
                                                                    -----------
                                                                    $46,296,316
                                                                    ===========

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996

   Under the terms of the Settlement Agreement, upon entry by the Bankruptcy Court of a final non-appealable order confirming the Plan, the Settlement Agreement will be consummated and the secured note holders will release their security interests in the Company's assets and 7,814,588 shares of the Company's common stock will be issued in conversion of the secured notes described above. This represents a conversion of the aggregate principal and interest at $5.00 per share (which bears no relation to the market value of the Company's common stock).

   Under the terms of the Settlement Agreement, interest ceased to accrue on the Company's secured convertible notes on February 25, 1998. Accordingly, interest has only been accrued up to this date. Contractual interest (computed without regard to the Settlement Agreement) exceeds interest expense recorded in the accompanying consolidated statement of operations for the year ended December 31, 1998 by approximately $4.5 million.

   The accrued liabilities to shareholder consists of amounts accrued in relation to claims filed by a current shareholder and former officer of the Company ("the Shareholder"). Included in this amount are certain claims for unpaid compensation, amounts due under a deferred compensation/noncompetition agreement, and interest, as to which the Company may contest the time of payment or seek to reduce the amounts payable under the Chapter 11 proceedings. The deferred compensation/noncompetition agreement was entered into between the Company and the Shareholder in December 1994. Concurrently with the execution of the deferred compensation/noncompetition agreement, a contingent promissory note in the principal amount of $2,000,000 issued by the Company to the Shareholder in December 1986 as consideration for the sale of certain patent rights by the Shareholder to the Company was canceled. Under the terms of this agreement the Company made a cash payment of $150,000 in 1994 to the Shareholder. The Company also agreed to make a cash payment of $55,000 and to cancel the Shareholder's obligation to the Company under a promissory note in the principal amount of $45,000 on January 1, 1996. In addition, commencing January 1, 1996, the Company agreed to pay the Shareholder $62,500 on each January 1, April 1, July 1 and October 1 thereafter through October 1, 2002, provided that the Company's unrestricted cash was sufficient to satisfy the Company's requirements during the following 90-day period and that the Shareholder continued to comply with the terms of the deferred compensation/noncompetition agreement. To date the Company has made no payments, other than the initial $150,000 in 1994. In consideration of and as a condition to such payments, the Shareholder agreed that during the eight-year period ending on December 31, 2002 he would not engage in or become associated with any person or entity engaged in any activity in the United States or Canada that is competitive with the business of the Company.

   The Company has excluded certain amounts from the total claim of the Shareholder in arriving at the amount included as an allowed claim as of December 31, 1998. Amounts accrued under the Deferred compensation/noncompetition agreement as of December 31, 1998, reflect the amounts due at that date under the agreement, $948,000 of which was expensed in 1998. The Shareholder claim includes an additional amount of $1 million for interest and penalties on payments due under this agreement during the period January 1, 1999 to December 31, 2002 which has not been accrued as of December 31, 1998. As indicated in Note 2, all claims, including amounts accrued as of December 31, 1998 are subject to the claims objection and allowance procedures under Chapter 11.

   The Company will continue to negotiate with creditors to reconcile claims filed with the Bankruptcy Court to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability, if any, as the amounts become subject to reasonable estimation. Additional bankruptcy claims and prepetition liabilities may arise from the rejection of executory contracts and unexpired leases, resolution of contingent and unliquidated claims and the settlement of disputed claims. Under

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996
the plan of reorganization ultimately confirmed by the Bankruptcy Court, the outcome of the claims review and objection process may materially change the amounts and terms of prepetition liabilities. Consequently, the amounts included in the consolidated balance sheets as liabilities subject to compromise are subject to future adjustment.

(7) Reorganization Expenses

   Reorganization expenses recorded in 1998 consist of professional fees paid or incurred for legal services related to the Company's reorganization.

(8) Income Taxes

   The Company has not filed federal and state income tax returns for the years ended December 31, 1994 through 1998. As of December 31, 1993, the Company had approximately $47 million and $23 million of federal and California net operating losses, respectively. The Company also had approximately $456,000 and $190,000 of federal and California research and experimentation credits carryforwards, respectively.

   Should the net operating losses and credits described above, be available for use, such carryforwards may be restricted in the event of an "ownership change", as defined in Section 382 of the Internal Revenue Code. The Company did have such a change in July 1989, and again in November 1991, subjecting $13.9 million of its net operating loss carryforwards to an annual limitation not to exceed $1.6 million. The Company has not determined whether an ownership change has occurred after December 31, 1993. Further, Section 382 provides that in the event the Company ceases its trade or business, its net operating losses and credit carryforwards would be forfeited.

(9) Shareholders Deficit

 Preferred Stock

   The Company's restated certificate of incorporation authorizes 10,000,000 shares of preferred stock. As of December 31, 1998 the Company has designated 1,000,000 shares of convertible preferred stock as Series F and 1,000,000 shares of convertible redeemable preferred stock as Series G. As of December 31, 1998 there were no shares of preferred stock issued or outstanding.

   The rights, preferences and restrictions of Series F and G preferred stock are as follows:

  . Each share is convertible into shares of common stock at conversion price of $4 per share, subject to certain antidilution provisions.

  . Holders of Series F and G preferred stock are entitled to receive dividends of $3 per share when and if declared by the Board of Directors. Dividends are cumulative. No dividends have been declared through December 31, 1998.

  . Series F and G preferred stock have a liquidation preference of $100 per share.

  . Holders of Series F preferred stock have the same voting rights as the number of shares of common stock issuable upon conversion of such shares. Series G preferred stock holders have no voting rights.

 Common Stock

   The Company had reserved 5,000,000 shares of common stock for issuance under its 1988 Stock Option Plan (the 1988 Plan). The 1988 Plan provided for the granting of incentive stock options to employees

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996
(including officers) and nonqualified stock options to employees, nonemployee directors and consultants, at prices not less than 100% and 85% of the fair market value of the Company's common shares for incentive and nonqualified stock options, respectively, at the grant date. Incentive and nonqualified stock options may have terms of up to 10 years and vest over periods determined by the Board of Directors. Options generally vest ratably over a 3- or 4-year period unless as otherwise specified by the Board of Directors. The 1988 plan had a term of 10 years and, as such, this plan was terminated in September 1998. No options are available for grant under this plan as of December 31, 1998 (see Note 12).

   The following table summarizes option activity;

                                                                     Weighted-
                                                                      Average
                                      Options Available   Options    Exercise
                                          for Grant     Outstanding    Price
                                      ----------------- -----------  ---------
   Balance as of December 31, 1995...     3,564,802      2,281,398     $0.09
     Granted.........................      (600,000)       600,000      0.09
                                         ----------     ----------     -----
   Balance as of December 31, 1996...     2,964,802      2,881,398      0.09
     Granted.........................      (600,000)       600,000      0.09
     Canceled........................       150,000       (150,000)     0.09
                                         ----------     ----------     -----
   Balance as of December 31, 1997...     2,514,802      3,331,398      0.09
     Granted.........................      (900,000)       900,000      0.21
     Expired.........................     2,881,398     (2,881,398)     0.09
     Canceled........................    (4,496,200)           --        --
                                         ----------     ----------     -----
   Balance as of December 31, 1998...           --       1,350,000     $0.17
                                         ==========     ==========     =====

   Options exercisable as of December 31, 1998, 1997 and 1996 were 1,350,000, 2,906,398 and 2,456,398, respectively, with weighted-average exercise prices of $0.17, $0.09 and $0.09, respectively. The weighted-average grant date fair value of options granted in 1998, 1997 and 1996 was $0.31, $0.14 and $0.14, respectively.

   Options outstanding as of December 31, 1998 are as follows:

                                      Number of    Weighted-Average    Number of
                                     Outstanding Remaining Contractual  Options
    Exercise Price                     Options      Life (in Years)     Vested
    --------------                   ----------- --------------------- ---------
     $0.09..........................    450,000          1.83            450,000
     $0.21..........................    900,000          4.50            900,000
                                      ---------                        ---------
                                      1,350,000                        1,350,000
                                      =========                        =========

   The Company has taken the position that the options granted to the Shareholder in 1995 were not authorized under the 1988 Stock Option Plan, as amended in 1995, because the number of options granted exceeded the allowed maximum for a single grant in any one year. In addition, the Company maintains that 2,456,398 options which were held by the Shareholder expired in 1998 because they were not exercised within the time allowed after the Shareholder ceased to be an employee of the Company. The Shareholder is disputing these assertions.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996

   The Company uses the intrinsic value-based method under APB Opinion No. 25, in accounting for its employee stock-based compensation plans and, accordingly, no compensation cost has been recognized for stock options granted to employees in the accompanying consolidated financial statements. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net losses for the years ended December 31, 1998, 1997 and 1996, would have been:

                                             Years Ended December 31,
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
   Net loss--as reported............... $(1,482,529) $(5,968,478) $(4,551,786)
   Net loss--pro forma................. $(1,590,529) $(5,999,078) $(4,582,386)
   Basic and diluted net loss per
    share--as reported................. $     (0.05) $     (0.19) $     (0.15)
   Basic and diluted net loss per
    share--pro forma................... $     (0.05) $     (0.19) $     (0.15)

   The fair value of options granted during the years ended December 31, 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes model with the following assumptions: no dividend yield, risk-free interest of 6.0%, volatility of 60% and expected lives of 5 years.

   A shareholder holds warrants to purchase the Company's common stock dependent upon meeting certain performance criteria in offering television programming identifying the Company's interactive games. The warrants specify that the shareholder can purchase approximately 25% of the Company's common stock outstanding at the time of exercise in three installments of 5%, 10%, and 10% after satisfying each of three separate performance criteria. In 1994, the Board of Directors amended the original warrant agreement to establish an exercise price for the original warrants of either $8.50 per share or 75% of the then current market price of common stock, and to grant to the shareholder an additional warrant to purchase 200,000 shares of common stock at an exercise price of $5.875. The 25% warrants contain certain antidilution provisions and terms of four, five and six years commencing when the performance criteria for the first warrant are satisfied. Accordingly, if and when it becomes probable that this shareholder will satisfy any of the three separate performance criteria, the Company will recognize expenses relating to the respective differences between the warrant exercise prices of the shares and their then fair market value. As of December 31, 1998, none of these warrants have been exercised, and no common stock has been issued in relation to these warrants. It is expected these warrants will be canceled as part of the Settlement Agreement.

   In 1993, the Company granted to a shareholder rights of first refusal to purchase up to 25% of new securities issued for a 10-year period. The agreement also provides that 637,731 shares will be purchased in installments and the consideration to be paid will consist of services to be rendered to the Company by the shareholder. The Company has issued 51,361 shares of common stock for services rendered. In July 1994, 197,000 of the remaining shares were issued for $6.52 cash per share. As of December 31, 1998, the Company, has outstanding warrants for the purchase of 509,210, shares of common stock at exercise prices ranging from $2.86 to $8.00 per share, subject to further antidilution adjustment. These warrants expire at various dates between September 23, 1999 and March 30, 2000. Included are warrants for the purchase of 274,457 shares of common stock at an exercise price of $8.00 per share that were granted to the Settling Parties as part of various financing agreements entered into between the Settling Parties and the Company. It is expected all of these warrants and shareholder rights will be canceled as part of the Settlement Agreement (see
Note 2). The remaining warrants have exercise prices ranging from $2.86 to $4.80 per share and expire on March 30, 2000.

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996

(10) Litigation

  (a) As indicated in Note 2, in August 1995 the Company commenced litigation against certain shareholders and their affiliated entities (Settling Parties) alleging that the defendants had attempted to acquire the Company's intellectual property by obtaining liens thereon through secured loans, reneging on commitments to make future loans and then seeking to foreclose on the Company's intellectual property when the Company could not sustain its business without additional funds. The defendants counterclaimed to foreclose their liens. In July 1998, the Settling Parties entered into the Settlement Agreement referred to in
       Note 2, settling the litigation. Final resolution of the litigation is conditioned on confirmation of the Plan filed by the Company in December 1998 with the U.S. Bankruptcy Court for the Northern District of California.

  (b) Prior to 1995, the Company was a party to various litigation matters with NTN Communications, Inc. ("NTN") and related parties, primarily involving the validity of the Company's basic patent, the scope of each party's respective technologies and the Company's right to offer its game "IN The Huddle." The Company obtained judgment against NTN enforcing a prior settlement agreement with NTN and in 1998 received payment of approximately $500,000 from NTN. The Company is continuing to pursue litigation in Canada against NTN's affiliate, NTN Canada, Inc., for infringement of its patent.

  (c) In 1995, two securities class action complaints were filed against the Company and certain of its former officers and directors for alleged violation of Federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the period from January 19, 1994 to March 31, 1995. The securities class action plaintiffs failed to file a proof of claim in the Company's bankruptcy proceedings by January 19, 1999. Since the Company had scheduled these alleged claims as disputed, contingent and unliquidated, the Company expects these claims will be disallowed under applicable bankruptcy law and rules.

       Although this action is still pending, the Company believes a settlement of the suit will be negotiated with the defendants' obligations being covered by the Company's directors and officers' insurance policy. Any settlement is conditional upon court approval. The Company's insurance carrier has agreed to advance defense costs, including the $500,000 deductible under the policy in return for the Company's promise to repay the $500,000 deductible amount out of the proceeds payable to the Company under the Settlement Agreement referred to in Note 2. This amount is included within accounts payable as of December 31, 1997 and were reclassified to liabilities subject to compromise in 1998.

(11) Commitments and Licenses

   In September 1994, the Company entered into an agreement with a major shareholder that provides that (1) the Company will permit the shareholder or its affiliates to distribute the Company's control units in territories where the shareholder or its affiliates own or operate cable systems or other wire-line telecommunications services, (2) if requested by the shareholder or its affiliates, the Company will grant the shareholder and its affiliates such rights as may be necessary to carry the Company's interactive programming signals and offer the Company's services over cable systems owned or operated by the shareholder or its affiliates, and (3) if the shareholder or its affiliates develop a plan that requires the use of the Company's proprietary technology to transmit the Company's interactive programming or services over cable systems owned or operated by the shareholder or its affiliates and the Company is unable, due to capacity constraints, to

                           INTERACTIVE NETWORK, INC.
                             (DEBTOR-IN-POSSESSION)

            Notes to Consolidated Financial Statements--(Continued)
                        December 31, 1998, 1997 and 1996

adequately provide such programming or service, the Company shall license its technology to the shareholder or its affiliates. The terms of any such arrangements shall be no less favorable to the shareholder and its affiliates than the terms offered to similarly situated third parties.

   The Company expects all of the above commitments will be terminated upon consummation of the Settlement Agreement discussed in Note 2.

(12) Subsequent Events

   The Company's Board of Directors adopted the 1999 Stock Plan (the "1999 Plan") on February 26, 1999 subject to approval by the Company's shareholders. The 1999 Plan provides for the grant of incentive and nonstatutory stock options to employees, nonemployee directors and consultants. A total of 3,650,000 shares of common stock have been reserved for issuance under the 1999 Plan and the number of shares reserved under the 1999 Plan is not subject to increase.