Form 10-K
period 1998-12-31
INTERACTIVE NETWORK INC /CA
filed 1999-03-30
CIK 879482

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1998

                       Commission File Number 0-19579

                          INTERACTIVE NETWORK, INC.
           (Exact name of registrant as specified in its charter)

                California                              94-3025019
        -------------------------------    -----------------------------------
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation and organization)

               1161 Old County Road, Belmont California 94002
               ----------------------------------------------
        (Address of principal executive offices, including zip code)

                               (650) 508-8793
                               --------------
                       (Registrant's telephone number)

         Securities registered pursuant to Section 12(b) of the Act:
                                    None
         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, no par value per share
                              (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      No  X
                                                 ___     ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 15, 1999, as reported on the OTC Bulletin Board, by Dow Jones Interactive Quotes & Market Data, was approximately $8,452,605. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 15, 1999 the Registrant had outstanding 30,840,441 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts I, II and III of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's 1998 Annual Report is not deemed filed as part of this Report.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 31, 1999, are incorporated by reference in Parts I and III of this Form 10-K Report.
================================================================================

                                    INDEX

                          INTERACTIVE NETWORK, INC.

                                                                        Page No.
                                                                        --------
PART I
Item 1.     BUSINESS..................................................         4
Item 2.     PROPERTIES................................................         4
Item 3.     LEGAL PROCEEDINGS.........................................         4
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......         4


PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................         4
Item 6.     SELECTED FINANCIAL DATA...................................         4
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................         5
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK...............................................         5
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............         5
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE....................         5


PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........         5
Item 11.    EXECUTIVE COMPENSATION....................................         6
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT............................................         6
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............         6


PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K...............................................         6
            SIGNATURES................................................         8

                                    PART I

Item 1.  BUSINESS.

     Pages 1-3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, and the section labeled "Certain Transactions -- Lawsuit and Settlement Agreement with Certain Principal Shareholders; Chapter 11 Bankruptcy Proceedings," appearing on pages 15-17 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on March 31, 1999, are incorporated herein by reference. As a condition to confirmation of Registrant's plan of reorganization in its pending Chapter 11 Bankruptcy proceeding, the Bankruptcy Court has asked that Registrant furnish assurance that creditors to whose claims Registrant is objecting in the Bankruptcy proceeding will be paid if Registrant's objections are not successful, by establishing an escrow or similar arrangement with an independent institution of a portion of the cash proceeds received from the consummation of its Settlement Agreement totaling 75% of disputed claims and a lien on income generated from its patent portfolio (but not on the patents themselves). Subject to approving such arrangements, the Bankruptcy Court has advised Registrant that its plan of reorganization will be confirmed.

Item 2.  PROPERTIES.

     The Registrant's only physical property is approximately 1104 square feet of subleased office space in Belmont, California.

Item 3.  LEGAL PROCEEDINGS.

     Paragraphs 1-3 of the section labeled "Other Contingencies and Commitments -- Litigation Claims in Chapter 11 Proceedings which the Company is Contesting and Contractual Commitments," appearing on pages 7-8 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 and the section labeled "Certain Transactions -- Lawsuit and Settlement Agreement with Certain Principal Shareholders; Chapter 11 Bankruptcy Proceedings," appearing on pages 15-17 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on March 31, 1999, are incorporated herein by reference.

     Registrant originally filed an action in 1992, which it amended in December 1998, in the Federal Court of Canada against NTN Communications, Inc., NTN Sports, Inc., and NTN Canada, Inc., for infringement of its Canadian Patent No. 1,274,903 and for damages and an injunction.

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The section labeled "Market Price, Dividends and Forward-Looking Statements," "Holders of Record" and "Dividends," appearing on pages 10-11 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA.

     The section labeled "Selected Financial Data," appearing on page 6 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 6 through 10 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Registrant has not entered into any derivative transactions that are required to be disclosed herein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and related notes and independent auditors' report, appearing on pages F-1 through F-16 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information with respect to the directors and executive officers of Interactive Network:


                 Name                     Age                        Position
                 ----                     ---                        --------
Bruce W. Bauer /(1)/                      48            Chairman of the Board of Directors,
                                                          President and Chief Executive
                                                             Officer of the Company

John J. Bohrer /(1)/                      76            Director, Secretary and Treasurer
                                                                of the Company

Donald D. Graham                          64                       Director

William H. Green                          72                       Director

William L. Groeneveld /(1)/               33                       Director

David B. Lockton /(2)/                    63                       Director

____________________

/(1)/  Member of the Executive Committee.
/(2)/ Mr. Lockton was not included on management's slate for election of directors at the Special Meeting of Shareholders on March 31, 1999.

     The section labeled "Current Directors and Executive Officers of the Company" appearing on page 5 of the Registrant's Annual Report to Shareholders for the Year ended December 31, 1998 and the section labeled "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" appearing on page 8 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on March 31, 1999, are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION.

     The section labeled "Executive Compensation," appearing on pages 9 through 14 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on March 31, 1999, is incorporated herein by reference. The Registrant follows a practice of compensating directors through grants of stock options rather than payment of fees for attendance at meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section labeled "Principal Shareholders and Share Ownership by Management," appearing on pages 7 and 8 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on March 31, 1999, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section labeled "Certain Transactions," appearing on pages 15 through 21 of the Registrant's Proxy Statement for the Special Meeting of Shareholders held on March 31, 1999, is incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

         (1) Financial Statements.

     The Financial Statements and Independent Auditors' Report, appearing at pages F-1 through F-16 of the Registrant's Annual Report for the fiscal years ended December 31, 1998, 1997, and 1996, are hereby incorporated by reference.

         (2) Financial Statement Schedules.

     Not applicable.

     All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is presented in the financial statements or related notes, or such amounts are immaterial.

         (3) Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Report. The exhibits include the following executive compensation plans and arrangements:

     1999 Stock Option Plan -- Exhibit 10.8.
     Form of Stock Option Agreement -- Exhibit 10.9.

     Employment Agreement between the Co0mpany and David B. Lockton dated January 1, 1991--Exhibit 10.6(a)--and Rider thereto -- Exhibit 10.6(b).

     Deferred Compensation and Non-Competition Agreement between the Company and David B. Lockton dated December 10, 1994--Exhibit 10.7.

     Employment Agreement between the Company and Bruce Bauer dated June 14, 1998--Exhibit 10.22.

     (b)  Reports on Form 8-K.

     The Company filed the following report on Form 8-K during the quarter ended December 31, 1998:

     Report dated December 23, 1998, filed with the Commission on December 22, 1998 -- describing filing of Plan of Reorganization and related Settlement Agreement with the United States Bankruptcy Court for the Northern District of California, and attaching copy of Plan of Reorganization and Settlement Agreement and related press release and letter to shareholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERACTIVE NETWORK, INC.


     Dated:  March 24, 1999          By /s/ Bruce W. Bauer
                                        _______________________________________
                                        Bruce W. Bauer, Chairman of the Board,
                                        President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce W. Bauer and John J. Bohrer, or either or them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                               Title                            Date
---------                                               -----                           -----
/s/ Bruce W. Bauer
______________________________            Director, Chairman of the Board,       March 24, 1999
Bruce W. Bauer                          President and Chief Executive Officer
                                         (Principal Executive, Financial and
                                                 Accounting Officer)

/s/ John J. Bohrer
_______________________________           Director, Secretary and Treasurer      March 24, 1999
John J. Bohrer

/s/ Donald D. Graham
_______________________________                       Director                   March 24, 1999
Donald D. Graham

/s/ William H. Green
_______________________________                       Director                   March 26, 1999
William H. Green

/s/ William L. Groeneveld
_______________________________                       Director                   March 24, 1999
William L. Groeneveld

_______________________________                       Director                   March __, 1999
David B. Lockton

                                 Exhibit Index

   Exhibit
   Number                          Exhibit Description
------------   -----------------------------------------------------------------
 2.1(a)        Plan of Reorganization, filed by Registrant in the United States
               Bankruptcy Court for the Northern District of California, and
               attached Settlement Agreement with TeleCommunications, Inc.,
               National Broadcasting Company, Inc., Motorola, Inc. and Sprint
               Corporation (incorporated by reference to Exhibit 1.1 of Exhibits to Registrant's Form 8-K, as filed with the Commission on
               December 22, 1998)

 2.1(b) First Amendment to Plan of Reorganization, filed by Registrant in the United States Bankruptcy Court for the Northern District of
               California on February 19, 1999 -- filed herewith

 3.1           Amended and Restated Articles of Incorporation of the Registrant
               (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Form S-8 Registration Statement, as filed with the
               Commission on November 10, 1992)

 3.2 Certificate of Determination of the Registrant, filed with the California Secretary of State on September 20, 1994 (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant's Form 8-K
               Report, as filed with the Commission on October 3, 1994)

 3.3           Certificate of Amendment of Amended and Restated Articles of
               Incorporation of Registrant, dated May 22, 1995 -- filed herewith

 3.4(a) Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 4.2 of Exhibits to Registrant's Form S-8 Registration
               Statement, as filed with the Commission on November 10, 1992)

 3.4(b)        Amendment to By-laws of the Registrant, dated February 26,
               1999 -- filed herewith

 4.1 Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Form S-1
               Registration Statement (No. 33-58780), filed with the Commission on February 25, 1993)

+4.2 Note Purchase Agreement, dated as of September 19, 1994, by and among the Registrant, TCI Sub, NBC, Motorola and Sprint, as amended by a letter agreement, dated as of September 23, 1994
               (incorporated by reference to Exhibit 4.2 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

+4.3 Form of 12% Senior Secured Convertible Note (incorporated by reference to Exhibit 4.3 of Exhibits to Registrant's Form 8-K
               Report, as filed with the Commission on October 3, 1994)

+4.4           Amended and Restated Security Agreement, dated as of September
               19, 1994, by and among the Registrant, TCI Sub, NBC, Motorola,
               Sprint, and TDC (incorporated by reference to Exhibit 4.4 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

   9.1 Voting Trust Agreement, included in Settlement Agreement attached as an Exhibit to the Plan of Reorganization, filed by Registrant in the United States Bankruptcy Court for the Plan of Reorganization, filed by Registrant in the United States Bankruptcy Court for the Plan of Reorganization, filed by Registrant in the United States Bankruptcy Court for the Plan of Reorganization, filed by Registrant in the United States Bankruptcy Court for the Northern District of California (incorporated by reference to Exhibit 1.1 of Exhibits to Registrant's Form 8-K, as filed with the Commission on December 22, 1998)

 *10.1         Sale of Patent Agreement, between the Registrant and David B.
               Lockton, dated November 18, 1986, and amendments thereto, dated December 21, 1987 and July 30, 1990

+*10.2 Shareholders' Agreement, dated December 21, 1987, by and among the Registrant and the purchasers of its Series A Preferred Stock (Exhibit 10.3 of Registration Statement)

+*10.3(a)      Joint Development Agreement, between the Registrant and National
               Broadcasting Company, Inc., dated December 21, 1987, and amendment thereto, dated February 13, 1988 (Exhibit 10.8 of
               Registration Statement)

 +10.3(b) Second Amendment, dated as of September 19, 1994, to the Joint Development Agreement, dated as of December 21, 1987, between the Registrant and National Broadcasting Company, Inc. (incorporated by reference to Exhibit 10.58 of Exhibits to Registrant's
               Form 8-K Report, as filed with the Commission on October 3, 1994)

+*10.4(a)      Warrant Agreement, between the Registrant and National
               Broadcasting Company, Inc., dated December 21, 1987, and amendments thereto, dated February 13, 1989 and August 19, 1991
               (Exhibit 10.9 of Registration Statement)

 +10.4(b) Amended and Restated Warrant Agreement, dated as of September 19, 1994, between the Registrant and National Broadcasting Company, Inc. (incorporated by reference to Exhibit 10.57 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

 *10.5 Settlement Agreement and Covenant Not to Sue, between the Registrant and NTN Communications, Inc., dated April 1987, and attached Patent License Agreement (Exhibit 10.17 of Registration Statement)

 *10.6(a) Employment Agreement, between the Registrant and David B. Lockton, dated January 1, 1991 (Exhibit 10.22 of Registration Statement)

  10.6(b)      Rider to Employment Agreement, between the Registrant and David
               B. Lockton, dated December 10, 1994 (incorporated by reference to
               Exhibit 10.54 to the Annual Report of the Registrant on Form 10-K for the year ended December 31, 1994)

 *10.7 Deferred Compensation and Non-Competition Agreement, between the Registrant and David B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.53 of Exhibit B to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

  10.8 1999 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Special Meeting of Shareholders of Registrant to be held on March 31, 1999 -- filed with the Commission on March 15, 1999)

  10.9 Form of Stock Option Agreement for use with the 1999 Stock Option Plan -- filed herewith

 *10.10 Form of Indemnification Agreement (Exhibit 10.27 of Form S-1 Registration Statement)

 *10.11 Know-How License, dated September 29, 1992, between the Registrant and Interactive Network Limited (incorporated by reference to Exhibit 10.32 of Exhibits to Registrant's Form S-1 Registration Statement (No. 33-58780), filed with the Commission on February 25, 1993)

  10.12(a) Stock Purchase Agreement, dated December 2, 1992, among the Registrant, Gannett Co., Inc. and David B. Lockton (incorporated by reference to Exhibit 28.4 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on December 17, 1992)

  10.12(b) Waiver and Amendment of Stock Purchase Agreement, with Gannett Co., Inc., dated September 22, 1994 -- filed herewith

 +10.13 Stock Purchase Agreement, dated December 2, 1992, among the Registrant, National Broadcasting Company, Inc., Rainbow Programming Holdings, Inc., and David B. Lockton (incorporated by reference to Exhibit 28.5 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on December 17, 1992)

 +10.14(a)     Amended and Restated Stock Purchase Agreement, dated June 4,
               1993, between the Registrant, TCI Development Corporation, and
               David B. Lockton (incorporated by reference to Exhibit 10.38 of
               Exhibits to Registrant's Form 8-K Report, filed with the
               Commission on June 23, 1993)

 +10.14(b)     Amendment dated as of September 19, 1994 to Amended and Restated
               Stock Purchase Agreement dated June 4, 1993 between the
               Registrant, TCI Development Corporation and David B. Lockton
               (incorporated by reference to Exhibit 10.59 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

 +10.15 Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.52 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)


 +10.16 Registration Rights Agreement, dated as of September 23, 1994, by and among the Registrant, TCI Development Corporation, TCI
               Programming Holding Company 111, the National Broadcasting
               Company, Inc., Motorola, Inc., and Sprint Corporation
               (incorporated by reference to Exhibit 10.53 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

 +10.17 Securityholders Agreement dated as of September 19, 1994 by and among the Registrant, TCI Development Corporation, TCI
               Programming Holding Company III, the National Broadcasting
               Company, Inc., Motorola, Inc. and Sprint Corporation
               (incorporated by reference to Exhibit 10.54 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

 +10.18        Letter Agreement, dated as of September 27, 1994, between the
               Registrant and Motorola, Inc. (incorporated by reference to Exhibit 10.55 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

 +10.19        Letter Agreement, dated as of September 19, 1994, between the
               Registrant and Sprint Corporation (incorporated by reference to Exhibit 10.56 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

  10.20 Form of Common Stock Purchase Warrant, dated March 30, 1995 and expiring on March 20, 2000, evidencing right to purchase an aggregate of 234,753 shares of Registrant's common stock -- filed herewith

  10.21 Employment Agreement, between the Registrant and Bruce Bauer, dated June 14, 1998 -- filed herewith

  13.1 Annual Report to Shareholders (incorporated by reference to the Annual Report to Shareholders for the year ended December 31, 1998, as filed with the Commission on March 15, 1999)

  25.1         Power of Attorney.  Reference is made to page 8 of this Report

  99.1 Definitive Proxy Statement for Special Meeting of Shareholders, to be held on March 31, 1999 (incorporated by reference to the Definitive Proxy Statement, as filed with the Commission on March
               15, 1999)

-----------------

* Incorporated by reference to the Exhibits of corresponding number (unless otherwise noted) to Registrant's Form S-1 Registration Statement
     (No. 33-42951) filed with the Commission on September 24, 1991, as amended.

+ The operative effect of these documents will terminate upon consummation of the Settlement Agreement described in Exhibit 2.1(a).