Form 10-Q
period 1999-03-31
INTERACTIVE NETWORK INC /CA
filed 1999-05-17
CIK 879482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(9) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1999
                                    --------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period from _____ to _____

                       Commission file number 000-19579

                           INTERACTIVE NETWORK, INC.
            (Exact name of registrant as specified in its charter)


          California                     94-3025019
          (State of incorporation)       (I.R.S. employer identification number)

                             1161 Old County Road
                          Belmont, California  94002
             (Address of principal executive offices and zip code)

                                (650) 508-8793
             (Registrant's telephone number, including area code)


                       with a copy to Robert S. Townsend
                           Morrison & Foerster, LLP
                               425 Market Street
                           San Francisco, CA  94105
                                (415) 268-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ___ No  x
           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                    Shares outstanding as of May 14, 1999
-----                    -------------------------------------
Common Stock                           38,655,030

                           INTERACTIVE NETWORK, INC.

                                     INDEX

PART I.      FINANCIAL INFORMATION                                                              Page
                                                                                                ----
         ITEM 1.    FINANCIAL STATEMENTS.......................................................   1

                    CONSOLIDATED BALANCE SHEET AS OF
                      DECEMBER 31, 1998 AND MARCH 31, 1999 (Unaudited).........................   1

                    CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                      FOR THE THREE MONTHS ENDED MARCH 31, 19991...............................   2

                    STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
                      FOR THE THREE MONTHS ENDED MARCH 31, 1999................................   3

                    NOTES TO FINANCIAL STATEMENTS..............................................   4

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................   4

PART II.     OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS...........................................................  7

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS...........................................................  7

         SIGNATURES ............................................................................  8

INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEET


                                                              AS OF                    AS OF
                                                            12/31/98                  3/31/99
                                                                                      (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                  $     300,601              $     155,993

Prepaid expenses                                                  78,256                     78,256
                                                           -------------              -------------

Total Current Assets                                             378,857                    234,249

                                                           =============              =============

Total Assets                                                     378,857                    234,249
                                                           =============              =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                                    --                    255,000
  Accrued Taxes Payable                                               --                        800
  Other Accrued Liabilities                                      214,821                      3,600
                                                           -------------              -------------
    Total Current Liabilities                                    214,821                    259,400


Liabilities Subject to Compromise                             46,296,316                 46,296,316
Long Term Liabilities                                                                       845,400

Shareholders' Deficit

 Common Stock                                                103,281,755                103,283,861

Accumulated Deficit - Prior                                 (149,414,035)              (149,414,035)
Accumulated Deficit - Current                                         --                 (1,036,693)
                                                           --------------             -------------

  Accumulated Deficit                                        (46,132,280)               (47,166,867)

                                                           =============              =============
  Total Liabilities and Equity (Deficit)                   $     378,857              $     234,249
                                                           ==============             =============

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           THREE MONTHS
                                                                              ENDED
                                                                           MARCH 31, 1999
                                                                             (UNAUDITED)
Revenues:                                                                          --
General and Administrative Expenses:                                               --
  Salaries                                                                     40,250
  Employer Payroll Taxes                                                        3,710
  Contract Labor                                                               25,600
  Rent                                                                          1,100
  Insurance                                                                        --
  Other Administrative Costs                                                   33,346

     Accounting Fees                                                          255,000
     Legal - NTN Litigation                                                     7,620
     Shareholder Relations - Proxy                                             30,862
     Payroll Taxes - Q395                                                       6,252
                                                                          -----------
      Total G&A Expenses                                                      403,740

REORGANIZATION ITEMS:
  Professional Fees                                                           634,179
  U.S. Trustee Quarterly Fees                                                     500
                                                                          -----------
       Total Reorganization Items                                             634,679

  Interest                                                                      2,526

 Net Profit (Loss) Before Federal & State Taxes                            (1,035,893)

  Federal & State Income Taxes                                                    800
                                                                          ===========
Net Profit (Loss)                                                         $(1,036,893)
                                                                          ===========

                           INTERACTIVE NETWORK, INC.

                     STATEMENT OF CONSOLIDATED CASH FLOWS

                                  (UNAUDITED)

                                                                                         3 MONTHS
                                                                                          ENDED
                                                                                      MARCH 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               (1,036,693)
     Adjustments to reconcile net loss to net cash provided by (used for)
         operating activities:
            Reorganization expenses                                                            845,400
            Changes in assets and liabilites:
                Accounts payable                                                               255,000
                Taxes payable                                                                      800
                Other accrued liabilities                                                     (211,221)
                                                                                  --------------------
                    Cash provided by (used in) operating activities:                          (146,714)
                                                                                  ====================

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                        2,106
                                                                                  --------------------
                    Cash provided by (used in) financing activities:                             2,106
                                                                                  ====================

NET DECREASE IN CASH                                                                          (144,608)


CASH:
     Beginning of period                                                                       300,601
     End of period                                                                             155,993

                           INTERACTIVE NETWORK, INC.

             Notes to Unaudited Consolidated Financial Statements

                                March 31, 1999

The consolidated financial information of Interactive Network, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the year ended December 31, 1998 filed with the Securities and Exchange Commission ("SEC") on March 15, 1999. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 1999.

Long Term liabilities consists of professional fees and expenses incurred in connection with the Company's Chapter 11 bankruptcy proceedings. Payment of these fees, which is subject to Bankruptcy Court approval, has been deferred by agreement until April 22, 2000, when payment is due in full without interest. This amount, as well as the amount of professional accounting fees, are subject to reduction by the Bankruptcy Court.

On April 23, 1999, the Company consummated its Settlement Agreement with its secured senior noteholders, pursuant to which $39 million in principal and accrued interest of the Company's outstanding indebtedness was converted at $5.00 per share into 7,814,589 shares of the Company's Common Stock, liens on the Company's patent portfolio and other assets were released, and the noteholders paid $10 million plus accrued interest to the Company, a substantial part of which was allocated to pay creditors and to form a reserve account for the payment of creditors whose claims it is disputing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in the Company's Annual Report for the year ended December 31, 1998, filed with the SEC on March 15, 1999. The discussion of the Company's current business and future expectations under this item contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements" below.

OVERVIEW

On April 23, 1999, the Company consummated a Settlement Agreement with its senior secured noteholders (affiliates of TCI, and NBC, Sprint and Motorola), (the "Settling Parties"), as a result of which the Company was paid $10,000,000 (plus accrued interest thereon) by the Settling Parties, all security interests held by the Settling Parties in its assets were released, and 7,814,589 shares of the Company's Common Stock was issued in conversion of outstanding debt in the amount of $39,072,949 held by the Settling Parties at $5.00 per share.

OTHER CONTINGENCIES AND COMMITMENTS:

There have been no changes in the discussion of "Other Contingencies and Commitments" since the Company's discussion of that subject in its Annual Report for the year ended December 31, 1998, except that the claims of Equitable Life Assurance for $1.2 million, the Internal Revenue Service for $494,000, and Singatronics for $500,000 have either been barred or withdrawn, and the County of Santa Clara has reduced its claim from approximately $300,000 to just under $4,000.

LIQUIDITY AND CAPITAL RESOURCES

The Settlement Agreement described under "Overview" above was consummated on April 23, 1999, at which time the Company received $10 million in cash (plus accrued interest thereon of approximately $300,000). The Company is in the process of paying undisputed claims and reserving funds for disputed claims in accordance with its reorganization plan. Accurate figures for these in-progress activities are not yet available. The Company has also granted a lien on any income derived from its intellectual property assets until the reserve account amounts to 100% of the contested amount. The amount of funds available to the Company after resolution of contested claims will depend on the extent to which the Company is successful in substantially reducing, defeating or deferring payment of the substantial claims the Company is contesting described in "Other Contingencies and Commitments--Claims in Chapter 11 Proceedings Which the Company is Contesting" in the Company's Annual Report. In the event the Company is not successful in defeating, substantially reducing or deferring payment of these claims, the Company's working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of its patent portfolio were not sufficient.

The Company's current business plan is not to build up a large work force or invest in plant, equipment or inventories, but to concentrate on exploiting its patent portfolio through licenses, joint ventures or other methods that will not involve large overhead or capital demands on the Company. The Company currently expects its need for working capital after consummation of the Settlement Agreement to consist largely of general and administrative and patent development and marketing expenses of approximately $600,000, expected to be incurred in generating revenues from its Intellectual Property assets, and professional fees of approximately $240,000, out of a total annual operating budget of approximately $500,000.

RESULTS OF OPERATIONS

Revenues. During the quarter ended March 31, 1999, the Company realized no revenues.

Costs of Revenues. The Company incurred no costs of revenues in the quarter ended March 31, 1999.

Research and Development. The Company incurred no research and development expenses in the quarter ended March 31, 1999.

Selling and Marketing. The Company incurred no selling and marketing expenses in the quarter ended March 31, 1999.

General and Administrative. The Company incurred general and administrative expenses of $403,740 in the quarter ended March 31, 1999. Of these, $255,000 related to professional fees for accounting and audit services

Interest Income (Expense). The Company realized $2,526 of interest income and incurred no interest expense during the quarter ended March 31, 1999.

Net Losses. During the quarter ended March 31, 1999, the Company incurred a net loss of $1,036,693. This loss resulted primarily from expenses incurred for salaries, expenses related to the Company's Chapter 11 reorganization, and expenses of proxy solicitation for its special Meeting of Shareholders on March 31, 1999.

FORWARD LOOKING STATEMENTS.

The Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company's future prospects, plans and strategies, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations on such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual results may differ significantly from the results described in these forward-looking statements, including changes that could affect the value of the Company's intellectual property assets and decisions by the bankruptcy court in which the Company's Chapter 11 proceeding is pending with respect to allowance of contested claims which may cause a resulting increase in post-petition interest on claims and could reduce the Company's anticipated working capital. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART II.
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         The action of the United States Bankruptcy Court for the Northern District of California on April 12, 1999, confirming Registrant's Chapter 11 plan of reorganization, as reported in Registrant's report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1999, is incorporated here by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the Registrant's Special Meeting of Shareholders held on March 31, 1999, as reported in Registrant's report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1999, are incorporated herein by reference.

ITEM 6.  EXHIBITS

          Exhibit 2.1   Plan of Reorganization. The action of the United
                        ----------------------
                        States Bankruptcy Court for the Northern District of California on April 12, 1999, confirming Registrant's Chapter 11 plan of reorganization, as reported in Registrant's report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1999, is incorporated here by reference.

        Exhibit 22.1    Published Report Regarding Matters Submitted to Vote
                        ----------------------------------------------------
                        of Securityholders. The results of the Registrant's
                        ------------------
                        Special Meeting of Shareholders held on March 31, 1999, as reported in Registrant's report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1999, are incorporated herein by reference.

        Exhibit 27.1    Financial Data Schedule.
                        -----------------------

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date:  May 14, 1999

                            INTERACTIVE NETWORK, INC.
                             (Registrant)

                             By: /s/ Bruce W. Bauer
                                 -------------------------------------
                                 Bruce W. Bauer
                                 Chairman of the Board
                                 President and Chief Executive Officer