Form 10-Q
period 1999-06-30
INTERACTIVE NETWORK INC /CA
filed 1999-08-16
CIK 879482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended June 30, 1999
                                    -------------

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

Yes     No  x
    ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  x  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                         Shares outstanding as of August 12, 1999
-----                         ----------------------------------------
Common Stock                                 38,805,030

                           INTERACTIVE NETWORK, INC.

                                     INDEX


PART I.     FINANCIAL INFORMATION                                                     Page
                                                                                      ----
     ITEM 1.     FINANCIAL STATEMENTS.................................................. 1

                 CONSOLIDATED BALANCE SHEET AS OF
                   DECEMBER 31, 1998 AND JUNE 30, 1999 (Unaudited)..................... 1

                 CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                   FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
                   THE SIX MONTHS ENDED JUNE 30, 1999.................................. 2

                 STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999.............................. 3

                 NOTES TO FINANCIAL STATEMENTS......................................... 4

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................... 4

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK................................................... 6

PART II.     OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS..................................................... 7

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS............................. 7

     ITEM 5.     OTHER INFORMATION..................................................... 8

     ITEM 6.     EXHIBITS.............................................................. 8

     SIGNATURES........................................................................ 9

INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                As of                   As of
                                                          December 31, 1998         June 30, 1999
                                                                                     (Unaudited)
Assets
    Current assets:
        Cash and cash equivalents                           $      300,601           $   1,739,184
        Restricted cash                                                --                6,136,664
        Prepaid expenses                                            78,256                  79,818
                                                            --------------           -------------
            Total current assets                                   378,857               7,955,666
                                                            --------------           -------------
                Total assets                                $      378,857           $   7,955,666
                                                            ==============           =============

Liabilites and shareholders' equity
    Current liabilites:
        Accounts payable                                    $          --            $     243,624
        Other accrued liabilites                                   214,821                   3,600
                                                            --------------           -------------
            Total current liabilities                              214,821                 247,224

        Liabilities subject to compromise                       46,296,316               4,856,750
        Long term liabilities                                          --                  966,867

        Shareholders' equity (deficiency):
            Common stock                                       103,281,755             142,370,310
            Retained earnings (deficit)                       (149,414,035)           (140,485,485)
                                                            --------------           -------------
                Total shareholders' equity (deficiency)        (46,132,280)              1,884,825
                                                            --------------           -------------
                Total liabilities and shareholders'
                  equity                                    $      378,857           $   7,955,666
                                                            ==============           =============

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENT OF
OPERATIONS
(Unaudited)

                                                                              Three months         Six months
                                                                                  ended              ended
                                                                              June 30, 1999      June 30, 1999
                                                                               (Unaudited)        (Unaudited)
Revenues:                                                                     $        --        $        --
General and administrative expenses:
     Salaries and wages                                                             41,987             85,947
     Contract labor                                                                 11,934             37,534
     Professional services                                                          21,317             46,317
     Legal Fees                                                                     63,624             63,624
     Rent                                                                            2,200              3,300
     Other administrative costs                                                      9,419             42,765
     Unusual items:
          Audit fees -- 1995-1998                                                  (50,000)           180,000
          Legal -- NTN litigation                                                      --               7,620
          Shareholder relations -- proxy and annual meeting                         20,397             51,259
          Payroll taxes, penalty and interest -- Q3'95                               5,905             12,157
                                                                             -------------      -------------
              Total general and administrative expenses                            126,783            530,523

Reorganization items:
     Professional fees                                                             121,467            755,646
     U.S. Trustee Quarterly Fees                                                       500              1,000
                                                                             -------------      -------------
         Total reorganization items                                                121,967            756,646

Other income:
     Proceeds from litigation                                                   10,375,380         10,375,380
     Interest Income (expense)                                                    (161,387)          (158,861)
                                                                             -------------      -------------
Net profit before provision for income taxes                                     9,965,243          8,929,350
                                                                             -------------      -------------
     Federal and state income taxes                                                    --                 800
                                                                             -------------      -------------
Net profit                                                                    $  9,965,243       $  8,928,550
                                                                             =============      =============

                           INTERACTIVE NETWORK, INC.

                      Statement of Consolidated Cash Flows

                                  (Unaudited)

                                                                                     Six Months
                                                                                       ended
                                                                                   June 30, 1999
Cash flows from operating activities:
     Net Income (loss)                                                             $   8,928,550
     Adjustments to reconcile net loss to net cash provided by (used for)
         operating activities:
            Reorganization expenses                                                      966,867
            Changes in assets and liabilites:
                Prepaid expenses                                                          (1,562)
                Accounts payable                                                         243,624
                Taxes payable                                                                --
                Liabilities subject to compromise                                    (41,439,566)
                Other accrued liabilities                                               (211,221)
                                                                                   -------------
                    Cash provided by (used for) operating activities:                (31,513,308)
                                                                                   -------------

Cash flows from financing activities:
     Sale of common stock                                                                  2,106
     Exercise of stock options                                                            13,500
     Proceeds from settlement agreement                                               39,072,949
                                                                                   -------------
                    Cash provided by financing activities:                            39,088,555
                                                                                   -------------
Net increase in cash                                                               $   7,575,247
                                                                                   =============

Cash:
     Beginning of period                                                           $     300,601
     End of period                                                                 $   7,875,848

                           INTERACTIVE NETWORK, INC.
              Notes to Unaudited Consolidated Financial Statements

                                 June 30, 1999


The unaudited consolidated financial information of Interactive Network, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. This financial information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ended December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.

Restricted Cash consists of cash and cash equivalent investments set aside by the Company as a reserve to pay those claims of creditors which it is disputing under its plan of reorganization (discussed in "Legal Proceedings" below). Pursuant to the Chapter 11 Plan of Debtor and Debtor in Possession of Interactive Network, Inc., as modified by the Bankruptcy Court's confirmation order (the "Plan"), the Company is required to initially set aside 75% of the amount of any claim it wishes to dispute. These funds must remain segregated until the amount of restricted cash equals 100% of all remaining disputed amounts or all disputed claims have been resolved.

Long Term liabilities consist of professional fees and expenses incurred in connection with the Company's Chapter 11 bankruptcy proceedings. Payment of these fees has been deferred by agreement until April 22, 2000, when payment is due in full without interest.

On April 23, 1999, the Company consummated its Settlement Agreement with its secured senior noteholders, pursuant to which approximately $39 million in principal and accrued interest of the Company's outstanding indebtedness was converted at $5.00 per share into 7,814,589 shares of the Company's Common Stock, liens on the Company's patent portfolio and other assets were released, and the noteholders paid $10 million plus accrued interest to the Company, a substantial part of which was allocated to pay creditors and to form a reserve account for the payment of creditors whose claims it is disputing (see the discussion of Restricted Cash above).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in the Company's Annual Report for the year ended December 31, 1998. The discussion of the Company's current business and future expectations under this item contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements" below.

Overview

Reference is made to the discussion of the consummation of the Company's Settlement Agreement with certain of its secured creditors on April 23, 1999 (the "Settlement Agreement"), which was described in its Form 10-Q for the quarter ended March 31, 1999 which discussion is incorporated herein by reference.

Other Contingencies and Commitments:

There have been no changes in the discussion of "Other Contingencies and Commitments" since the Company's discussion of that subject in its Quarterly Report for the quarter ended March 31, 1999.

Liquidity and Capital Resources

Settlement Agreement. At the consummation of the Settlement Agreement, the Company received $10 million in cash (plus accrued interest thereon of approximately $300,000). The Company is in the process of paying undisputed claims and has reserved $6,136,664 for disputed claims in accordance with its reorganization plan (a copy of which was filed with the SEC on April 15, 1999 by the Company on Form 8-K). The Company has also granted a lien on any income derived from its intellectual property assets until the reserve account balance equals 100% of the contested amount. The amount of funds available to the Company after resolution of contested claims will depend on the extent to which the Company is successful in substantially reducing, defeating or deferring payment of the claims the Company is contesting described in "Other Contingencies and Commitment Claims in Chapter 11 Proceedings Which the Company is Contesting" in the Company's Annual Report for the year ended December 31, 1998. In the event the Company is not successful in defeating, substantially reducing or deferring payment of these claims, the Company's working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of its patent portfolio are not sufficient.

Financing Activities. During the six months ended June 30, 1999, the Company received $13,500 upon the exercise of employee stock options and $2,106 from a director pursuant to Section 16(b) of the Exchange Act.

At June 30, 1999, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $7,875,848 million. Our unrestricted working capital at June 30, 1999 was $1,819,002.

The Company's current business plan continues to be one of exploiting its patent portfolio through licenses, joint ventures or other methods that will not involve large overhead or capital demands on the Company. The Company currently expects its need for working capital for the period from consummation of the Settlement Agreement through the end of 1999 to consist largely of general and administrative and patent development and marketing expenses of approximately $600,000, expected to be incurred in generating revenues from its Intellectual Property assets, and professional fees of approximately $180,000. The Company anticipates a total operating budget of approximately $1 million for this period.

The Company is currently negotiating with professional firms to provide patent research and development assistance, which may be a substantial use of its liquid assets if an agreement is consummated. The Company is also renewing pursuit of its litigation against NTN Communications, Inc. in Canada for that company's alleged infringement of the Company's patents. The Company currently expects to incur expenses in excess of $100,000 in connection with the pursuit of this claim.

Results of Operations

Revenues. During the six-months ended June 30, 1999, the Company realized no revenues.

Costs of Revenues. The Company incurred no costs of revenues in the six-months ended June 30, 1999.

Research and Development. The Company incurred no research and development expenses in the six-months ended June 30, 1999.

Selling and Marketing. The Company incurred no selling and marketing expenses in the six-months ended June 30, 1999.

General and Administrative. The Company incurred general and administrative expenses of $530,522 in the six-months ended June 30, 1999. Of these, $180,000 related to professional fees for accounting and audit services, which reflects a negotiated reduction of $50,000 in the Company's audit fees, expenses of $51,259 related to its proxy solicitation and annual meeting, $12,157 in payroll, penalties and interest related to 1995 payroll expenses and an expense of $7,620 related to the Company's litigation with NTN Communications, Inc.

Interest Income (Expense). The Company realized $71,137 of interest income and accrued approximately $230,000 of interest expense during the six-months ended June 30, 1999 related to the liabilities subject to compromise.

Net Income. During the six-months ended June 30, 1999, the Company had a net income of $8,928,550. This income resulted primarily from payments received in connection with consummation of the Settlement Agreement and subsequent interest earned thereon.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at June 30, 1999.

Foreign Currency Rate Risk. We have no transactions in currencies other than U.S. Dollars. We do not currently have any significant foreign currency exposure and do not expect to incur significant currency-related gains and losses in 1999. We did not engage in foreign currency hedging activities during the six months ended June 30, 1999.

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

                                    PART II.

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Plan was confirmed on April 12, 1999, a copy of which was filed with the Commission in Registrant's report on Form 8-K filed on April 15, 1999, and is incorporated herein by reference. The Plan's Effective Date was April 22, 1999. The following day, the Registrant and its senior secured noteholders consummated the Settlement Agreement approved by and incorporated into the Plan (as described in Item 1 of the Registrant's previous Form 10-Q for the quarter ended March 31, 1999). The consummation of the Settlement Agreement, as reported in the Registrant's report on Form 8-K filed with the Commission on April 29, 1999, is incorporated herein by reference.

     On June 21, 1999, the Registrant served and filed objections to a number of creditor claims, in accordance with the procedure provided in the Plan. Certain of the claimants have responded to the objections, and proceedings are now being undertaken in the Bankruptcy Court for the resolution of these claims. The Registrant cannot predict when the proceedings will be concluded at this time, nor can it predict what the outcome will be, although the Registrant believes that the objections it filed were well-founded. The Registrant anticipates taking the defaults of those claimants who have not responded to the claims objections. In addition, the Registrant is in discussions with certain other parties asserting claims against it who have agreed with the Registrant to postpone any potential court proceedings while those discussions continue.

     The Registrant continues to pursue its earlier claims for patent infringement against NTN Communications, Inc. in Canada and intends to litigate these claims to full resolution.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities

     On May 17, 1999 the Board issued each of Messrs. Bohrer, Graham, Green and Groeneveld, as compensation for their service as directors of the Registrant, fully-vested options to purchase 50,000 shares of the Registrant's common stock with a term of five years and an exercise price equal to $0.77 per share, the fair market value of the Registrant's common stock at that time, pursuant to Section 4(2) of the Securities Act.

     On June 11, 1999 the Registrant issued Mr. Don Graham 150,000 shares of its common stock upon his exercise of his stock option for those shares. The Registrant received $13,500 as the exercise price for this purchase, and the issuance was made pursuant to Section 4(2) of the Securities Act.

     On June 11, 1999 the Board issued Mr. Edward Mayer, in connection with his arrangement to serve as a member of the Registrant's Advisory Board, a fully-vested option to purchase 250,000 shares of the Registrant's common stock with a term of two years and an exercise price equal to $0.84 per share, the fair market value of the Registrant's common stock at that time, pursuant to Section 4(2) of the Securities Act.

     On June 13, 1999 the Board issued Robert Hesse, in connection with his arrangement to serve as a member of the Registrant's Advisory Board, a fully-vested option to purchase 250,000 shares of the Registrant's common stock with a term of two years and an exercise price equal to $0.84 per share, the fair market value of the Registrant's common stock at that time, pursuant to Section 4(2) of the Securities Act.

     On June 16, 1999 the Board issued Mr. Bruce Bauer, in connection with his renewed employment arrangement to serve as CEO of the Registrant, a fully-vested option to purchase 1,000,000 shares of the Registrant's common stock with a term of five years and an exercise price equal to $0.63 per share, the fair market value of the Registrant's common stock at that time, pursuant to Section 4(2) of the Securities Act.

     On June 22, 1999 the Board issued Dr. Robert Brown, in connection with his employment arrangement to serve as CTO of the Registrant, a fully-vested option to purchase 100,000 shares of the Registrant's common stock with a term of five years and an exercise price equal to $0.55 per share, the fair market value of the Registrant's common stock at that time, pursuant to
     Section 4(2) of the Securities Act.

     On July 7, 1999 the Board issued Mr. Roger Bensen, in connection with his arrangement to serve as a member of the Registrant's Advisory Board, a fully-vested option to purchase 250,000 shares of the Registrant's common stock with a term of two years and an exercise price equal to $0.75 per share, the fair market value of the Registrant's common stock at that time, pursuant to Section 4(2) of the Securities Act.

     On July 10, 1999 the Board issued Mr. Gregory Freishtat, in connection with his arrangement to serve as a member of the Registrant's Advisory Board, a fully-vested option to purchase 250,000 shares of the Registrant's common stock with a term of two years and an exercise price equal to $0.78 per share, the fair market value of the Registrant's common stock at that time, pursuant to Section 4(2) of the Securities Act.

ITEM 5.  OTHER INFORMATION

     On May 17, 1999 the Board authorized the CEO to enter into two-year agreements with each of Roger Bensen, Gregory Freishtat, Robert Hesse and Edward Mayer to serve as advisors to the Board and to develop and negotiate joint venture or other licensing projects for the Registrant pursuant to a consulting agreement, the form of which is attached hereto as Exhibit 10.2 and incorporated herein by reference (the "Consulting Agreement"). Under the terms of that agreement, each consultant was granted an option to purchase 250,000 shares of the Registrant's common stock (as described in Item 2 above) and is entitled to a bonus of 1.25% of all amounts over $100,000,000 received by the Registrant in connection with an approved project that any of the consultants identifies and negotiates on behalf of the Registrant The Registrant subsequently entered into agreements with each of Messrs. Bensen, Freishtat, Hesse and Mayer on July 7, 1999,
     July 10, 1999, June 13, 1999 and June 11, 1999, respectively. This summary of the Consulting Agreement is qualified in its entirety by reference to the full text of the Consulting Agreement.

     On May 17, 1999 the Board authorized the Registrant to enter into a three-year employment contract with Bruce W. Bauer as its CEO with an annual cash compensation of $135,000, $145,000 and $155,000 and a fully vested option to purchase 1,000,000 shares of its common stock with a term of five years, which options shall be incentive stock options to the extent allowed by law. The Registrant is currently negotiating the final terms of the written agreement with Mr. Bauer.

     On June 22, 1999 Registrant's board of directors authorized the Registrant to enter into a three-year employment contract with Dr. Robert Brown as its Chief Technical Officer (CTO) with an annual cash compensation of $125,000, $135,000 and $145,000 and an agreement to issue three options to purchase 100,000 shares of its common stock, one on the first day of work, and one on each of the first two anniversaries of this date, each with a strike price equal to the fair market value of Registrant's common stock on such grant date and each with a term of five years, which options shall be incentive stock options to the extent allowed by law. The Registrant is currently negotiating the final terms of the written agreement with Mr. Brown.

ITEM 6.  EXHIBITS

     (a)  Exhibits

     Exhibit 10.1  Settlement Agreement.  A discussion of the terms of the
                   --------------------
                   Settlement Agreement and a copy of such transaction documents, as reported in Registrant's report on Form 8-K filed with the Securities and Exchange Commission on April 29, 1999, are incorporated herein by reference.

     Exhibit 10.2  Form of Advisory Board Agreement.
                   --------------------------------

     Exhibit 27.1  Financial Data Schedule.
                   -----------------------

     (b)           Reports on Form 8-K

     The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1999:

          April 15, 1999 - Report of Special Meeting of the Shareholders, report of the confirmation of the Registrant's Chapter 11 Plan of Reorganization.

          April 29, 1999 - Report of the consummation of the Settlement Agreement between the Registrant and certain of its secured creditors

          May 26, 1999 - Report of removal of KPMG LLP from their role as independent public accountant of the Registrant

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date:  August 14, 1999

                              INTERACTIVE NETWORK, INC.
                              (Registrant)

                              By:  /s/ Bruce W. Bauer
                                   ----------------------------------------
                                    Bruce W. Bauer
                                    Chairman of the Board
                                    President and Chief Executive Officer