Form 10-Q
period 1999-09-30
INTERACTIVE NETWORK INC /CA
filed 1999-11-15
CIK 879482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(9) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999
                                        ------------------

( )      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period from         to
                                                            -------    -------

                       Commission file number 000-19579

                           INTERACTIVE NETWORK, INC.
            (Exact name of registrant as specified in its charter)


        California                       94-3025019
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

Yes  x    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Shares outstanding as of November 10, 1999
-----                             ------------------------------------------
Common Stock                                      38,855,030

                           INTERACTIVE NETWORK, INC.

                                     INDEX


PART I.           FINANCIAL INFORMATION                                                              Page
                                                                                                     ----
         ITEM 1.           FINANCIAL STATEMENTS.....................................................   1

                           CONSOLIDATED BALANCE SHEET AS OF
                             DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (Unaudited)...................   1

                           CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
                             THE NINE MONTHS ENDED SEPTEMBER 30, 1999...............................   2

                           STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999...........................   3

                           NOTES TO FINANCIAL STATEMENTS............................................   4

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................   4

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK......................................................   6

PART II. OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS........................................................   7

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS................................   7

         ITEM 6.           EXHIBITS.................................................................   7

         SIGNATURES        .........................................................................   8

                             Financial Statements

INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEET

                                                                   As of                    As of
                                                             December 31, 1998        September 30, 1999
                                                                                         (Unaudited)
Assets
     Current assets:
         Cash and cash equivalents                            $     300,601            $   1,519,029
         Restricted cash                                                ---                6,136,664
         Prepaid expenses                                            78,256                   79,817
                                                             -----------------        ------------------
            Total current assets                                    378,857                7,735,510
                Total assets                                  $     378,857            $   7,735,510
                                                             =================        ==================

Liabilities and shareholders' equity
     Current liabilities:
         Accounts payable                                     $         ---            $     351,068
         Other accrued liabilities                                  214,821                    8,600
                                                             -----------------        ------------------
            Total current liabilities                               214,821                  359,668

     Liabilities subject to compromise                           46,296,316                4,973,750
     Long term liabilities                                              ---                  966,867

     Shareholders' equity (deficiency):
         Common stock                                           103,281,755              142,374,810
         Retained earnings (deficit)                           (149,414,035)            (140,939,585)
                                                             -----------------        ------------------
            Total shareholders' equity (deficiency)             (46,132,280)               1,435,225

                                                             -----------------        ------------------
                Total liabilities and shareholders' equity    $     378,857            $   7,735,510
                                                             =================        ==================

INTERACTIVE NETWORK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                      Three months ended     Nine months ended
                                                                      September 30, 1999     September 30, 1999
                                                                         (Unaudited)            (Unaudited)
Revenues:                                                                  $      ---            $       ---
General and administrative expenses:
     Salaries and wages                                                        73,531                159,478
     Contract labor                                                            20,948                 58,482
     Professional services                                                     54,383                100,700
     Legal Fees                                                                64,861                128,484
     Travel                                                                    20,877                 20,877
     Rent                                                                       4,066                  7,366
     Other administrative costs                                                17,747                 60,512
     Unusual items:
         Audit fees -- 1995-1998                                                  ---                180,000
         Legal -- NTN litigation                                                8,113                 15,733
         Legal -- Litigation with Shareholder                                  19,725                 19,725
         Shareholder relations - proxy and annual meeting                         ---                 51,259
         Payroll taxes, penalty and interest - Q3'95                              ---                 12,157
                                                                      ------------------     ------------------
            Total general and administrative expenses                         284,251                814,773

Reorganization items:
     Professional fees                                                        107,207                862,853
     U.S. Trustee Quarterly Fees                                                1,750                  2,750
                                                                      ------------------     ------------------
         Total reorganization items                                           108,957                865,603
Other income:
     Proceeds from litigation                                                     ---             10,375,380
     Other income (expense)                                                    38,519                 38,519
     Interest income (expense)                                                (99,411)              (258,272)
                                                                      ------------------     ------------------
Net profit before provision for income taxes                                 (454,100)             8,475,251
                                                                      ------------------     ------------------
     Federal and state income taxes                                               ---                    800
                                                                      ------------------     ------------------
Net profit                                                                 $ (454,100)           $ 8,474,451
                                                                      ==================     ==================

                           INTERACTIVE NETWORK, INC.

                     Statement of Consolidated Cash Flows

                                  (Unaudited)


                                                                                       Nine months
                                                                                          ended
                                                                                   September 30, 1999
Cash flows from operating activities:
     Net Income (loss)                                                                $  8,474,451
     Adjustments to reconcile net loss to net cash provided by (used for)
         operating activities:
            Reorganization expenses                                                      1,074,074
            Changes in assets and liabilities:
                Prepaid expenses                                                            (1,562)
                Accounts payable                                                           248,861
                Taxes payable                                                                  ---
                Liabilities subject to compromise                                      (41,322,566)
                Other accrued liabilities                                                 (211,221)
                                                                                   ------------------
                    Cash provided by (used for) operating activities:                  (31,737,963)
                                                                                   ------------------

Cash flows from financing activities:
     Sale of common stock                                                                    2,106
     Exercise of stock options                                                              18,000
     Proceeds from settlement agreement                                                 39,072,949
                                                                                   ------------------
                    Cash provided by financing activities:                              39,093,055
                                                                                   ------------------

Net increase in cash                                                                  $  7,355,092
                                                                                   ==================

Cash:
     Beginning of period                                                              $    300,601
     End of period                                                                    $  7,655,692

                            INTERACTIVE NETWORK, INC.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1999



The unaudited consolidated financial information of Interactive Network, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. This financial information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ended December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998.

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

Overview

Interactive Network is a company that was originally founded to provide interactive television services, which it began providing in 1991. The Company incurred significant expenses in developing, testing and marketing its services, and was forced to curtail its operations by August, 1995, due to lack of ongoing financing. While in operation, the Company acquired key strategic investors such as TCI Cable (now a part of AT&T ), NBC, Gannet, Motorola, Sprint, and AC Nielson.

Today, the Company owns certain intellectual property assets related to the interactive television market and related to other interactive technology. Our prior strategic investors remain as shareholders and current management is confident in its strategy to deliver shareholder value by marketing our intellectual property and by working toward enhancing and developing of our patent portfolio. We plan to concentrate on exploiting our patent portfolio in a cost effective way through licenses, joint ventures, strategic alliances, or other methods that will not involve large overhead demands.

To provide the technical and management expertise to assist in the fulfillment of our goals, we established an Advisory Panel of consultants, and have re-employed Interactive's former Chief Scientist, Dr. Robert Brown. Management is presently in discussion with additional prospective members who possess technical expertise we feel would be of benefit to the Company. Further, management is planning to hire additional personnel to meet our anticipated future needs.

We also continue to expend significant resources in finishing our bankruptcy reorganization, as well as in the enforcement of our intellectual property rights.

We believe Interactive Network is once again positioned to participate in an exciting explosion of information technology which brings with it a resurgence of interactive technology. Management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being created. Management also believes that there is and will continue to be a large market in interactive applications in the fields of entertainment, advertising, games, and gambling through Internet and television delivery.

Other Contingencies and Commitments:

There have been no changes in the discussion of "Other Contingencies and Commitments" since the Company's discussion of that subject in its Quarterly Report for the quarter ended March 31, 1999.

Liquidity and Capital Resources

The Company has paid all undisputed claims under its recently consummated plan of reorganization and continues to dispute certain of the claims made by creditors in its bankruptcy proceedings. The Company has reserved $6,136,664 for disputed claims and deferred payments in accordance with its reorganization plan (a copy of which was filed with the SEC on April 15, 1999 by the Company on Form 8-K). The Company has also granted a lien on any income derived from its intellectual property assets until the reserve account balance equals 100% of the contested amount. The amount of funds available to the Company after resolution of contested claims will depend on the extent to which the Company is successful in substantially reducing, defeating or deferring payment of the claims the Company is contesting described in "Other Contingencies and Commitments--Claims in Chapter 11 Proceedings Which the Company is Contesting" in the Company's Annual Report for the year ended December 31, 1998. In the event the Company is not successful in defeating, substantially reducing or deferring payment of these claims, the Company's working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of its patent portfolio are not sufficient.

Financing Activities. During the nine months ended September 30, 1999, the Company received $18,000 upon the exercise of employee stock options and $2,106 from a director pursuant to Section 16(b) of the Exchange Act.

At September 30, 1999, the Company's principal source of liquidity consisted of cash and cash equivalents totaling $7,655,693 . Our unrestricted working capital at September 30, 1999 was $1,519,029.

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

The Company continues to negotiate with professional firms to provide patent research and development assistance, which may be a substantial use of its liquid assets if an agreement is consummated. The Company continues its litigation against NTN Communications, Inc. in Canada for that company's alleged infringement of the Company's patents. The Company currently expects to incur aggregate additional expenses in excess of $100,000 in connection with the pursuit of this claim.

Results of Operations

Revenues. During the nine months ended September 30, 1999, the Company realized no revenues.

Costs of Revenues. The Company incurred no costs of revenues in the nine months ended September 30, 1999.

Research and Development. The Company incurred no research and development expenses in the nine months ended September 30, 1999.

Selling and Marketing. The Company incurred no selling and marketing expenses in the nine months ended September 30, 1999.

General and Administrative. The Company incurred general and administrative expenses of $814,773 in the nine months ended September 30, 1999. Of these, $180,000 related to professional fees for accounting and audit services, which reflects a negotiated reduction of $50,000 in the Company's audit fees, expenses of $51,259 related to its proxy solicitation and annual meeting, $12,157 in payroll taxes, penalties and interest related to 1995 payroll expenses, legal expense of $15,733 related to the Company's litigation with NTN Communications, Inc. and legal expense of $19,725 related to the Company's litigation with one of its shareholders.

Interest Income (Expense). The Company realized $89,728 of interest income and accrued approximately $348,000 of interest expense during the nine months ended September 30, 1999 related to the liabilities subject to compromise.

Net Income. During the nine months ended September 30, 1999, the Company had a net income of $8,478,951. This income resulted primarily from payments received in connection with consummation of the Settlement Agreement and subsequent interest earned thereon.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at September 30, 1999.

Foreign Currency Rate Risk. We have no transactions in currencies other than U.S. Dollars. We do not currently have any significant foreign currency exposure and do not expect to incur significant currency-related gains and losses in 1999. We did not engage in foreign currency hedging activities during the nine months ended September 30, 1999.


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

                                   PART II.
                               OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         The Registrant continues to pursue its earlier claims for patent infringement against NTN Communications, Inc. in Canada and intends to litigate these claims to full resolution, and continues to dispute certain claims in its bankruptcy proceeding.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Recent Sales of Unregistered Securities

         On August 3, 1999 the Registrant issued Mr. John Bohrer 50,000 shares of its common stock upon his exercise of his stock option for those shares. The Registrant received $4,500 as the exercise price for this purchase, and the issuance was made pursuant to Section 4(2) of the Securities Act.

ITEM 6.           EXHIBITS

         (a)               Exhibits

         Exhibit 27.1      Financial Data Schedule.
                           -----------------------

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date:  November 15, 1999

                                    INTERACTIVE NETWORK, INC.
                                    (Registrant)

                                    By: /s/ Bruce Bauer
                                        ------------------------------
                                        Bruce W. Bauer
                                        Chairman of the Board
                                        President and Chief Executive Officer