Form 10-K
period 1999-12-31
INTERACTIVE NETWORK INC /CA
filed 2000-04-14
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                         Commission File Number 0-19579
                                                -------

                            INTERACTIVE NETWORK, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                             94-3025019
          ----------                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation and organization)                             Identification No.)

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a Court. Yes X No __

         The aggregate market value of the voting stock held by non-affiliates (non- officers, directors and 10% shareholders and excluding the shares held by the Voting Trust (see Item 12)) of the Registrant, based on the closing price of the common stock on March 1, 2000, as reported on the OTC Bulletin Board for the last trading day prior to that date, was approximately $175,744,235. Shares of common stock held by each executive officer and director and holder of 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 1, 2000 the Registrant had outstanding 38,855,030 shares of Common Stock.

                       Documents Incorporated By Reference
                                      None

                                      INDEX

                            INTERACTIVE NETWORK, INC.


                                                                        Page No.
                                                                        --------

PART I

Item 1.       BUSINESS........................................................4

Item 2.       PROPERTIES......................................................7

Item 3.       LEGAL PROCEEDINGS...............................................8

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............8



PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................9

Item 6.       SELECTED FINANCIAL DATA.........................................10

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................10

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................14

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................29



PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............30

Item 11.      EXECUTIVE COMPENSATION..........................................31

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..................................................36

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................37



PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.....................................................37

              SIGNATURES......................................................41

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS ABOUT FUTURE FINANCIAL RESULTS, FUTURE BUSINESS CHANGES AND OTHER EVENTS THAT HAVE NOT YET OCCURRED. FOR EXAMPLE, STATEMENTS LIKE WE "EXPECT," WE "BELIEVE," WE "INTEND" OR WE "ANTICIPATE" ARE FORWARD-LOOKING STATEMENTS. INVESTORS SHOULD BE AWARE THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR EXPECTATIONS BECAUSE OF RISKS AND UNCERTAINTIES ABOUT THE FUTURE. IN ADDITION, WE WILL NOT NECESSARILY UPDATE THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. DETAILS ABOUT RISKS AFFECTING VARIOUS ASPECTS OF OUR BUSINESS ARE INCLUDED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THOSE DESCRIBED BELOW IN "FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

         THE TERMS "WE," "OUR" AND "US" AS USED IN THIS ANNUAL REPORT ON FORM 10-K REFER TO "INTERACTIVE NETWORK, INC." IN ADDITION, THIS ANNUAL REPORT ON FORM 10-K INCLUDES OUR TRADEMARKS AND REGISTERED TRADEMARKS. PRODUCTS OR SERVICE NAMES OF OTHER COMPANIES MENTIONED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE TRADEMARKS OR REGISTERED TRADEMARKS OF THEIR RESPECTIVE OWNERS.

                                     PART I

ITEM 1.  BUSINESS.

TWO WAY TV JOINT VENTURE

         On January 31, 2000, we consummated the formation of a joint venture company, TWIN Entertainment Inc. ("TWIN Entertainment"), to be co-managed by us and Two Way TV Limited ("Two Way TV") under the terms of a Joint Venture and Stock Purchase Agreement dated as of December 6, 1999. A Form 8-K Report regarding this matter was filed with the Commission on February 11, 2000 and is incorporated herein by reference. We currently expect that TWIN Entertainment will develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. Pursuant to the Joint Venture and Stock Purchase Agreement, we and Two Way TV each purchased 2,500,000 shares of TWIN Entertainment's common stock for $500,000 and licensed it the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV also licensed to TWIN Entertainment certain technology on a non-exclusive basis. Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we entered into a separate worldwide exclusive license agreement that licenses our intellectual property in countries other than the United States and Canada to Two Way TV under a Termination and License Agreement.

         We hope that TWIN Entertainment, which will initially be jointly managed by us and Two Way TV, will use our and Two Way TV's technology to become an active participant in the interactive television market. As part of our agreements with Two Way TV, we have agreed to seek shareholder approval to make our license to TWIN Entertainment exclusive, at which time Two Way TV's license to TWIN Entertainment will also become exclusive. We intend to solicit this approval at our annual meeting.

GENERAL

         Our company was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August, 1995, due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T), NBC, Gannet, Motorola, Sprint, and AC Nielson.

         Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. Our prior strategic investors remain as shareholders and current management is confident in its strategy to deliver shareholder value by marketing our intellectual property through joint ventures and licensing and by working to enhance and develop our patent portfolio. We plan to concentrate on exploiting our patent portfolio in a cost effective manner through licenses, joint ventures, strategic alliances, or other methods that will not involve large overhead demands, such as our recently announced joint venture with Two Way TV for the US and Canadian markets and our recently announced license to Two Way TV of our other intellectual property worldwide. To provide the technical and management expertise to assist in the fulfillment of our goals, we established an Advisory Panel of consultants and re-employed our former Chief Scientist, Dr. Robert Brown, as our Chief Technical Officer.

         We also continue to expend significant resources in finishing our bankruptcy reorganization, as well as in the enforcement of our intellectual property rights. We believe we are positioned to participate in the resurgence of interactive television technology. Management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being created. Management also believes that there is and will continue to be a large market in interactive applications in the fields of entertainment, advertising, games, and gambling through Internet and television delivery.

         During the last three fiscal years, we have had no revenue from operations.

INTERACTIVE NETWORK'S INTELLECTUAL PROPERTY

         Interactive Network presently holds six United States patents. Our primary patent expires in 2004, and the remaining patents expire in 2009. We also hold two Canadian patents which are similar to two of our U.S. patents. In January 2000 we consummated a transaction with Two Way TV whereby we formed TWIN Entertainment and licensed to it our US and Canadian patents on a non-exclusive basis. As discussed above, we have agreed with Two Way TV to recommend to and to seek the approval of our shareholders to convert the non-exclusive license of our technology to TWIN Entertainment to an exclusive license. If shareholder approval is attained, absent termination of our agreement with TWIN Entertainment or other specific circumstances, TWIN Entertainment will have the exclusive right to use and enforce our patent rights in the US and Canada.

         There can be no assurance that our patents will be upheld, if challenged; that competitors might not develop similar or superior technology or products outside the protection of any patents issued to us; or that others will not establish patent rights that would substantially interfere with our business. We attempt to protect our trade secrets and other proprietary information through agreements with our employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure that these measures will be successful. The internet and interactive television industries are subject to frequent litigation regarding patent and other intellectual property rights. We are currently involved in litigation with NTN Communications regarding its alleged infringement of our patents in Canada. We cannot assure that third parties will not assert claims against us with respect to existing or future intellectual property or that we will not need to assert claims against third parties to protect our intellectual property.

         Your Board of Directors does not intend to return to the plan of business followed by Interactive prior to its ceasing operation in mid-1995 that required us to constantly seek new infusions of capital. Rather, we intend to take steps to protect, enhance and exploit our patents and other technology in a manner consistent with our existing resources. We do not plan on releasing our own products or marketing any items directly. With Dr. Robert Brown and our Advisory Panel, we hope to enhance, protect and further exploit our patent portfolio, our other intellectual property and our market position. We are also considering the filing of future patent applications on improvements to our basic technology.

COMPETITION

         We operate in extremely competitive markets and we expect that competition will increase. In each of our business activities, we face current and potential competition from competitors that have significantly greater financial, technical, manufacturing, marketing, sales and distribution resources and management expertise than we have. Because we do not currently sell our own products or services, but instead license our technology to third parties, we do not face any direct competition in the traditional sense. Our primary competition comes from companies providing alternatives to the services enabled by our technology, and we currently face competition from companies providing enhanced television such as Gemstar and ACTV.

         In addition, our future prospects will be dependent upon the successful development and introduction of new products by TWIN Entertainment, and highly dependent if our license to TWIN Entertainment becomes exclusive. Our prospects may also depend on our finding new joint venture or licensing opportunities if our license to TWIN Entertainment remains nonexclusive. We do not solely control TWIN Entertainment and cannot assure that it will be able to successfully develop or market any such new products or that we will find any other such partners, if applicable.


                   Factors Affecting Future Operating Results
                   ------------------------------------------

         IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, OUR ABILITY TO EFFECTIVELY MANAGE GROWTH AND FUND OUR OPERATIONS WILL BE HARMED.

         We expect that our existing capital resources are not sufficient to meet our cash requirements for the next 12 months and that we will need to raise additional financing during that period. As of December 31, 1999, our available working capital was approximately $1.1 million, and our budget for 2000 accounts for cash needs of approximately $3.6 million, including repayment of approximately $917,000 of debt due in 2000, our increased funding of $390,000 to our bankruptcy trust for disputed claims and payments made to and reserved for TWIN Entertainment operations of $1 million. We currently expect revenues in 2000 to be insufficient to meet these needs and are in negotiations to secure other sources of outside financing. Such funds may not be available on acceptable terms, if at all. If we cannot raise or borrow the necessary additional funds on acceptable terms, we may not be able to operate our business as we currently anticipate or develop or enhance our intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

          If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline, stockholders may experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting, or restricting our operations or future opportunities.

         OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

         o        availability of adequate financing;
         o        timing of recognition of license fees;
         o timing of dividends, distributions or stock sales, if any, by TWIN Entertainment;
         o        timing of new product and technology introductions by us or
                  TWIN Entertainment, our licensees or competitors;
         o        fluctuations in the level of sales by OEMs and other vendors of products incorporating TWIN Entertainment's or our
                  technology; and
         o        general economic conditions.

         Each of the above factors is difficult to forecast and thus could seriously harm our business, financial condition and results of operations.

         Through 2000, we expect that revenues will be derived primarily from dividends or distributions received from TWIN Entertainment and royalties from our global license to Two Way TV. The uncertain timing of these royalties may cause quarterly fluctuations in our operating results. In addition, our per unit royalties from licenses are totally dependent upon the success of Two Way TV products and services in the marketplace.

         OUR STOCK PRICE MAY BE VOLATILE.

         Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the highly dynamic industry in which we compete or the national economies in which we do business, and other factors, could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a material adverse effect on the market price of our common stock.

         WE HAVE RECOGNIZED VERY LIMITED REVENUE, HAVE INCURRED SIGNIFICANT NET LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

         Since curtailing operations in 1995, we have incurred losses and have had negative cash flow. As of December 31, 1999, we had an accumulated deficit of $141.3 million. We expect to incur operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our business and on our expenses. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

        INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

              From time to time, we or TWIN Entertainment may be subject to intellectual property litigation which could:

         o        be time-consuming and expensive;
         o divert management's attention and resources away from our business;
         o        cause delays in product delivery and new service introduction;
         o        cause the cancellation of new products or services; or
         o        require us to pay significant royalties or licensing fees.

         The enhanced television industry is highly litigious. A number of companies in the enhanced television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. An unsuccessful claim of infringement by us could materially impair our ability to generate revenues.

EMPLOYEES

         We are currently operating with a staff of three full-time employees and are assisted by the members of our Advisory Panel.

ITEM 2.    PROPERTIES

         Our operations are located in an approximately 1,104 square foot subleased facility in Belmont, California, leased on a month-to-month basis. This facility houses our operations and administrative personnel. We are currently looking for a new location to house our operations and administrative personnel.

ITEM 3.  LEGAL PROCEEDINGS

         In August of 1995, we commenced litigation against TCI, TDC, TCI Programming Holding, III, TCI Cablevision of California, Inc., and Gary S. Howard (the "TCI Parties"). In early 1998, settlement discussions between us and the TCI Parties, together with NBC, Sprint and Motorola (the "Settling Parties") grew serious. Ultimately, in July, 1998, our board of directors voted to approve a Settlement Agreement between our company and the Settling Parties, dated as of July 10, 1998 (the "Settlement Agreement"), which is discussed below. The consummation of the Settlement Agreement was conditioned on a final non-appealable order confirming a plan of reorganization to be filed by us under Chapter 11 of the Bankruptcy Code. We filed a plan of reorganization under Chapter 11 on December 22, 1998, and the plan was confirmed on April 12, 1999. The confirmation was previously reported by us on Form 8-K, filed with the SEC on April 15, 1999 and is incorporated herein by reference

         On April 23, 1999, we consummated the Settlement Agreement with the Settling Parties, by which:

         o we dismissed without prejudice our lawsuits against each other;
         o approximately $39 million in principal and accrued interest of our outstanding indebtedness held by the Settling Parties was converted at $5.00 per share into 7,814,589 shares of our common stock;
         o $2.5 million was paid by the TCI Parties to Cotchett, Pitre & Simon, counsel in that litigation, upon approval of our bankruptcy reorganization;
         o        liens on our patent portfolio and other assets were released;
                  and
         o the Settling Parties paid $10 million plus accrued interest to us, a substantial part of which was allocated to pay creditors and to form a reserve account for the payment of creditors whose claims we are disputing.

         In addition, in connection with the Settlement Agreement, the Company and the Settling Parties entered into a Voting Agreement dated April 23, 1999 (the "Voting Agreement"), which provides that, except for any matter regarding David Lockton (including his election to the Board of Directors) and certain other major events with respect to the Company, the Settling Parties will vote the shares they received in the Settlement Agreement as directed by a committee of three independent persons (the "Committee"), selected as set forth in the Voting Agreement. The Committee currently consists of John Bohrer, William H. Green and Bruce Bauer.

         The Settlement Agreement was previously filed as an exhibit to a Form 8-K filed with SEC on April 29, 1999 and is incorporated herein by reference. As of March 1, 2000, we have set aside $6.4 million in a reserve account to pay creditors whose claims we are disputing in the bankruptcy proceedings as part of our reorganization. Material claims of over $6 million still exist. In addition to claims reported elsewhere herein, the claim from National Datacast, which was $3.6 million as of December 31, 1999, rose to $6.3 million in March, 2000. We dispute their claim, except for approximately $585,000, which we have previously paid. Under the terms of the confirmed plan of reorganization, any settled claims will be paid from this trust and, in the event that the trust cannot cover a claim, additional payments will be made out of any future positive cash flow, if any. We continue to dispute certain claims relating to our creditors in the bankruptcy proceedings and we feel that we have a basis to dispute or settle all of the outstanding claims.

         We originally filed an action in 1992, which we amended in December 1998, in the Federal Court of Canada against NTN Communications, Inc., NTN Sports, Inc., and NTN Canada, Inc., for infringement of our Canadian Patent No. 1,274,903 and for damages and an injunction. We continue to pursue our earlier claims for patent infringement against NTN Communications, Inc. in Canada and intend to litigate these claims to full resolution.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following table shows the range of high and low bid prices at which transactions in our Common Stock occurred as reported by Dow Jones Interactive Quotes & Market Data for the periods indicated. On March 1, 2000, the closing price of our common stock was $6.75. Our common stock is currently being traded on the OTC Bulletin Board and is listed under the symbol "INNN."

                                                                                  HIGH             LOW
                                                                                  ----             ---
             FISCAL YEAR ENDED DECEMBER 31, 1999
                    4th Quarter..........................................       $4.250           $0.531
                    3rd Quarter..........................................       $1.380           $0.570
                    2nd Quarter..........................................       $1.125           $0.450
                    1st Quarter..........................................       $1.030           $0.270

             FISCAL YEAR ENDED DECEMBER 31, 1998
                    4th Quarter..........................................       $0.4375          $0.094
                    3rd Quarter..........................................       $0.359           $0.109
                    2nd Quarter..........................................       $0.281           $0.156
                    1st Quarter..........................................       $0.391           $0.156

RECENT SALES OF UNREGISTERED SECURITIES

         On April 23, 1999, we consummated a settlement agreement with our secured senior noteholders, pursuant to which $39,072,949 million in principal and accrued interest of our outstanding indebtedness was converted at $5.00 per share into 7,814,589 shares of our common stock. Liens on our patent portfolio and other assets were released, and the noteholders paid $10 million plus accrued interest to us, a substantial part of which was allocated to pay creditors and to form a reserve account for the payment of creditors whose claims we are disputing. The issuance was made pursuant to Section 4(2) of the Securities Act.

         On June 11, 1999, we issued Mr. Donald Graham 150,000 shares of our common stock upon his exercise of his stock option for those shares. We received $13,500 as the exercise price for this purchase and the issuance was made pursuant to Section 4(2) of the Securities Act.

         On August 3, 1999, we issued Mr. John Bohrer 50,000 shares of our common stock upon his exercise of his stock option for those shares, we received $4,500 as the exercise price for this purchase and the issuance was made pursuant to Section 4(2) of the Securities Act.

HOLDERS OF RECORD

         As of March 1, 2000, there were 666 shareholders of record of our common stock.

DIVIDENDS

         We have not declared nor paid any dividends since 1997. Future dividends, if any, will depend on our profitability and anticipated capital requirements. We have no present intention of paying dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data presented below are derived from our consolidated financial statements. The Consolidated financial statements for the fiscal year ended December 31, 1999 have been audited by Marc Lumer & Company, and for the fiscal years ended 1998, 1997 and 1996 have been audited by KPMG LLP. The selected historical consolidated financial data as of December 31, 1995 has been derived from unaudited consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           YEARS ENDED DECEMBER 31
                                                                           -----------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           1999         1998         1997        1996         1995
                                                         (AUDITED)    (AUDITED)   (AUDITED)   (AUDITED)   (UNAUDITED)
Total Revenue......................................             $0            $0          $0          $0          $339
Net income (loss)..................................         $8,147       $(1,488)    $(5,938)    $(4,552)     $(20,899)
Net income (loss) per share (basic)................          $0.23        $(0.05)     $(0.19)     $(0.15)       $(0.68)
Shares used in computing net income (loss) per share
(basic)............................................         35,516        30,840      30,840      30,840        30,840
Total Assets.......................................         $7,658          $379         $84        $174          $441
Long-term obligations..............................           $917            $0          $0     $33,817       $30,020
Liabilities subject to Compromise..................         $5,016       $46,296          $0          $0            $0
Cash dividends declared per common share...........             $0            $0          $0          $0            $0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In the Management Discussion and Analysis section of this Annual Report on Form 10-K we are providing detailed information about our operating results and changes in financial position over the past three fiscal years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes.

         Our company was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August, 1995, due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T ), NBC, Gannet, Motorola, Sprint, and AC Nielson.

         Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. Our prior strategic investors remain as our stockholders and our current management is confident in its strategy to deliver stockholder value by marketing our intellectual property and by working to enhance and develop our patent portfolio. We plan to concentrate on exploiting our patent portfolio in a cost effective way through licenses, joint ventures, strategic alliances, or other methods that will not involve large overhead demands.

         To provide the technical and management expertise to assist in the fulfillment of our goals, we established an advisory panel of consultants and re-employed our former Chief Scientist, Dr. Robert Brown. Further, our management is planning to hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan has been approved by the Bankruptcy Court and we continue to expend significant resources in litigating disputed claims, as discussed more fully below. In addition, we expend significant resources in the enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being created.

OTHER CONTINGENCIES AND COMMITMENTS

         1. LITIGATION. On January 4, 1995, Baker Trading Partners, Eric Lofgren and Russ Van Wormer, as representatives of a class of plaintiffs who purchased our common stock, commenced a securities class action lawsuit against us and certain other defendants (including David Lockton), alleging that we, aided by the other defendants, made materially false statements during the period January 19, 1994, through March 31, 1995, concerning our plans to expand nationally when we knew that we did not have the resources or market acceptance of our product to support national expansion. This claim was settled on September 1, 1999, with our out-of-pocket expenses limited to the $500,000 deductible under our liability insurance.

         2.   CLAIMS IN CHAPTER 11 PROCEEDINGS WHICH WE ARE CONTESTING.

         (a) DAVID LOCKTON. David Lockton has filed a claim for $3,778,000 (exclusive of postpetition interest) in our Chapter 11 proceedings, of which $918,000 is attributable to his Employment Agreement and $2,859,967 is attributable to his Deferred Compensation and Non-Competition Agreement (including a claim of $1,009,967 for interest and liquidated damages under the latter agreement). We filed an objection to Mr. Lockton's claim on June 21, 1999. In August of 1999, Mr. Lockton brought an action in the Bankruptcy Court for recission of his 1988 sale to the company of our key patent. We moved to have Mr. Lockton held in contempt for violating the discharge injunction provisions of its confirmed plan. At the hearing on the motion, the Bankruptcy Court deferred a ruling to see whether Mr. Lockton would dismiss the action without prejudice on his own. Mr. Lockton did this shortly thereafter. In October, 1999, Mr. Lockton purported to amend his claim to add a claim for $2.272 million for our alleged wrongful denial of his attempt to exercise certain stock options Mr. Lockton claims to hold. In response to a motion we made, the Bankruptcy Court ruled that to the extent that the amendment asserted a pre-petition claim, it was time-barred. Subsequently, in January, 2000, Mr. Lockton filed a complaint in the bankruptcy case seeking specific performance of his alleged stock option rights and damages of $17 million as remedies for alleged wrongful denial of option rights. In March of 2000, the Bankruptcy Court ruled that Mr. Lockton could not assert any damage claims in connection with his alleged stock option rights and that he was limited to pursuing his alleged right to specific performance. Mr. Lockton has pledged a portion of his total claim to secure a $200,000 promissory note to Myron E. Etienne, Jr. We have asserted various defenses to Mr. Lockton's claims under his Employment Agreement, his Deferred Compensation and Non-Compensation Agreement and purported option grants. Trial for these matters is set for May 8, 2000.

         (b) OTHER MATERIAL CLAIMS. We filed other claim objections on June 21, 1999. Among the larger claims to which we objected was approximately $3 million of the approximately $3.6 million claim of National Datacast (which Mr. Lockton advised in February 1998 would be a $166,000 claim) on the grounds, among others, that the contract on which the claim is based had been terminated by National Datacast in 1995, and a substantial part of its claim was barred by its termination of the agreement. National Datacast amended its alleged claim to over $6.3 million in March, 2000. Trial on the National Datacast claim was set for April of 2000, but the trial date has been vacated, with a new date to be set. We scheduled as disputed secured claims of approximately $1.7 million for the Equitable Life Assurance Society. Equitable did not file a proof of claim, but it contends that it received inadequate notice of the commencement of the bankruptcy case and bar date. Negotiations with Equitable have produced a settlement agreement (subject to Bankruptcy Court approval) under which we will pay Equitable one-half of $840,000 upon approval of the settlement by the Bankruptcy Court and the other half in equally monthly installments over the next year without interest.

         (c) OTHER CLAIMS AND SETTLED CLAIMS. Under the terms of the reorganization plan, the scheduled claim of $500,000 for Singatronics is disallowed because it was scheduled as disputed and Singatronics did not file a proof of claim. After discussions, the Internal Revenue Service withdrew its claim of $494,000 arising from tax year 1995, and the Santa Clara County tax collector reduced its claims concerning tax years 1995 and 1996 from approximately $221,000 to approximately $8,000. In December of 1999, the Bankruptcy Court tried our objection to the claim of Venture Marketing, Inc. The result was a reduction in the amount of the claim before post-petition interest (as provided in the confirmed plan) from approximately $43,000 to approximately $33,000. In February of 2000, the Company settled its objection to the $549,320 claim of Window to the World Communications, Inc., for $315,000 as payment in full. The Bankruptcy Court approved that settlement, and we have made the payment. We will also be seeking disallowance of certain other claims (aggregating approximately $50,000) because the claimants failed to respond to the objections that we filed to their claims. In april of 2000, we settled a claim asserted by Next Factors, Inc., as assignee to Draft Worldwide (fka Kobs & Draft Advertising). Next asserted a total claim of approximately $350,000. Upon confirmation, we paid Next approximately $63,000 that we acknowledged that we owed. Subject to Bankruptcy Court approval, we have settled the balance of the claim for payment of an additional $100,000 upon Bankruptcy Court approval. Certain other claim objections or objections to claims asserted after the bar date remain at issue, with settlement discussion underway in most instances.

         3. CONTRACTUAL COMMITMENTS. The Bankruptcy Code contemplates that a debtor in Chapter 11 proceedings may identify executory contracts that it intends to assume as a part of its plan of reorganization. Executory contracts that are not expressly assumed are deemed rejected, and the only remedy of the other party to the contract is to pursue a claim for damages for breach of contract following confirmation of the Plan of Reorganization. As discussed in our Annual Report and Proxy Statement for our special meeting on March 31, 1999, we assumed certain obligations under existing contracts, including a 1992 Stock Purchase Agreement with Gannett Co., Inc. and a 1992 know-how license agreement with Two Way TV (the latter having been terminated under our Termination and License Agreement with Two Way TV in January, 2000). We have treated obligations we had to TCI, NBC, Sprint and Motorola as terminated under the Settlement Agreement. In addition, we did not assume several contractual arrangements that had not been operative for many years. If at some future date the other party to one of those arrangements should seek to assert that the arrangement was still in effect on the date of confirmation of our plan of reorganization, we will review the matter and take such steps as we consider appropriate to recognize or disavow the contract in a manner that will be in our best interest.

         4. TWO WAY TV JOINT VENTURE. As previously discussed above, the Company formed a joint venture with Two Way TV and purchased one half of the capital stock of TWIN Entertainment, the joint venture company. A Form 8-K Report regarding this matter was filed with the Commission on February 11, 2000, and is incorporated herein by reference. As a significant shareholder of TWIN Entertainment, the Company's revenues are affected by TWIN Entertainment's revenues. The Company has no obligation to provide further funds to TWIN Entertainment. We have licensed technology to TWIN Entertainment on a non-exclusive basis and have agreed to recommend to and to seek approval from the shareholders to convert the agreement into an exclusive arrangement. In addition, Two Way TV has a world-wide, exclusive license (excluding the United States and Canada) of certain of our intellectual property in exchange for royalty payments to be paid by it, more fully described in the Form 8-K incorporated herein by reference.

         5. YEAR 2000. The Year 2000 issue results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this manner may recognize a date ending in "00" as the year 1900 rather than the year 2000. As we have reduced our operations requiring the use of computers to minimal support functions in the last few years, this issue did not and is not expected to impact upon our internal operations. As a seller of services to customers, we did not sell any software and did not provide any warranty for Year 2000 problems under our previous business model. Our patent portfolio was not and will not be significantly affected by the Year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We consummated a settlement agreement with our secured senior noteholders and have paid all undisputed claims under our consummated plan of reorganization. $39,072,949 in principal and accrued interest of our outstanding indebtedness was converted at $5.00 per share into 7,814,589 shares of our common stock. Liens on our patent portfolio and other assets were released, and the noteholders paid $10 million plus accrued interest to us. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of March 1, 2000, the balance of these reserved funds was $6.4 million. Material claims of over $6 million still exist. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. In the event we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient.

         In addition, our available working capital as of December 31, 1999 was approximately $1.1 million and our budget for 2000 contains expenses of approximately $3.6 million, including repayment of approximately $917,000 of debt due in 2000, our increased funding of $390,000 to our bankruptcy trust for disputed claims, and payments made to and reserved for TWIN Entertainment operations of $1 million. We currently expect revenues in 2000 to be insufficient to meet budgeted needs for cash and are in negotiations to secure outside sources of financing. In the event we do not secure adequate financing, our ability to meet our working capital needs could be impaired.

         Our current business plan continues to be one of exploiting our patent portfolio through licenses, joint ventures or other methods that will not impose large overhead or capital demands on us. We currently expect our need for working capital for year 2000 to consist largely of general and administrative expenses, repayment of debt due in 2000, patent development and marketing expenses of approximately $2.6 million expected to be incurred in generating revenues from our intellectual property assets, $1 million paid to and set aside for TWIN Entertainment, and professional fees of approximately $120,000. We anticipate a total operating budget of approximately $3.6 million for year 2000.

         We will continue our litigation against NTN Communications, Inc. in Canada for that company's alleged infringement of our patents. We currently expect to incur aggregate additional expenses in excess of $35,000 in connection with the pursuit of this claim.

         FINANCING ACTIVITIES. In the fiscal year ended December 31,1999, we received $18,000 upon the exercise of employee stock options and $2,106 from a director pursuant to Section 16(b) of the Exchange Act. We have used $500,000 to purchase the common stock of TWIN Entertainment and provide it with initial capital and, in agreement with Two Way TV and have set aside an additional $500,000 in our budget for 2000 for TWIN Entertainment's capital needs.

         We recognize that we will require additional financing to meet our budgeted needs for 2000. We have entered into agreements with two of our advisory board members whereby they have agreed to provide up to $500,000 in the aggregate in exchange for shares of our common stock upon our request. We are also seeking other additional sources of financing.

RESULTS OF OPERATIONS

         REVENUES. We had no revenues from operations for the years ended December 31, 1999, 1998 or 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company incurred general and administrative expenses of $1.3 million for the year ended December 31, 1999, which consisted primarily of $264,327 related to professional fees for accounting and audit services, expenses of $137,849 related to proxy solicitation, SEC compliance, shareholder relations and our annual meeting in 1999. Other operating expenses included legal expense of $421,015 related to other matters, including litigation related to bankruptcy claims which we continue to dispute, and $238,117 of payroll and related expenses. The increase of $192,000 from the $1.1 million for the year ended December 31, 1998 was primarily due to increased legal fees. General and administrative expenses were $179,000 less in the year ended December 31, 1998 than general and administrative expenses for the year ended December 31, 1997, which was $1.3 million. This decrease was primarily due to decreased legal fees in 1998.

OTHER INCOME AND EXPENSE

         INTEREST INCOME. Our interest income for the year ended December 31, 1999 was $270,000, consisting primarily of interest earned on proceeds from the settlement with the Settling Parties. Interest income for the year ended December 31, 1998 was $6,618, and for the year ended December 31, 1997 was $3,377. The increase of $264,000 between 1998 and 1999 was primarily due to the interest received on the proceeds from the settlement.

         INTEREST EXPENSE. Our interest expense for the year ended December 31, 1999, 1998 and 1997 was $458,000, $618,000 and $4.6 million, respectively. The amounts for 1998 and 1997 represent interest accrued on the 12% Senior Secured Convertible Promissory Notes issued to the Settling Parties, which were converted as part of the Settlement Agreement. This interest stopped as of the consummation of the Settlement Agreement. Interest expense for 1999 was related to interest accrued to unsecured creditors as part of our bankruptcy reorganization.

         OTHER INCOME. We recorded other income of $141,000 in 1999, which consisted of checks written to other unsecured creditors in our bankruptcy which were returned for various reasons. After performing the actions and waiting for the amount of time specified by our counsel we have redeposited these checks and accounted for these funds as other income.

         LITIGATION SETTLEMENT. We received $10.4 million from the Settling Parties upon the consummation of the Settlement Agreement during the year ended December 31, 1999, and $502,000 in connection with the proceeds from other unrelated litigation during the year ended December 31, 1998.

         REORGANIZATION EXPENSES. We had reorganization expenses of $865,000 during the year ended December 31, 1999 and expenses of $252,000 during the year ended December 31, 1998. These expenses were directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement, the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at December 31, 1999.

         FOREIGN CURRENCY RATE RISK. As almost all of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and we do not expect to incur significant gains and losses. We do not engage in foreign currency hedging activities.

ITEM 8.    FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                         PAGE
                                                                         ----

Independent Auditor's Report............................................. 15
Report of KPMG LLP....................................................... 16
Consolidated Balance Sheets.............................................. 17
Consolidated Statements of Operations.................................... 18
Consolidated Statements of Changes in Shareholders' Equity (Deficit)..... 19
Consolidated Statements of Cash Flows.................................... 20
Notes to Consolidated Financial Statements............................... 21

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Interactive Network, Inc.:


I have audited the accompanying consolidated balance sheet of Interactive Network, Inc. and subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to report on these consolidated financial statements based on the results of our audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my report.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows of the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company entered into a settlement agreement with certain parties in litigation (the "Settlement Agreement") whereby the Company entered into a reorganization by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") on September 14, 1998. Substantially all liabilities of the Company as of the date of this report are subject to settlement under a plan of reorganization confirmed by the Bankruptcy Court on April 23, 1999. The Company is currently operating under the confirmed plan of reorganization under the jurisdiction of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to (1) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio, (2) confirm the availability of net operating tax losses after reorganization, and (3) generate adequate sources of working capital and other liquidity as necessary to meet future obligations. Management's plans in regard to these matters are also described in Note 3. These contingencies and the uncertainties inherent in the bankruptcy process raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                              /s/ Marc Lumer
                                                              --------------
                                                              Marc Lumer

San Francisco, California
April 7, 2000

                               REPORT OF KPMG LLP


The Board of Directors and Shareholders
Interactive Network, Inc.:


We have audited the accompanying consolidated balance sheets of Interactive Network, Inc. and subsidiary (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company entered into the Settlement Agreement whereby the Company commenced a reorganization by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") on September 14, 1998. Substantially all liabilities of the Company as of the date of this report are subject to settlement under a plan of reorganization to be confirmed by the Bankruptcy Court. The Company is currently operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to (1) formulate an acceptable plan of reorganization that will be confirmed by the Bankruptcy Court, and be able to fully implement that plan in compliance with the Settlement Agreement, (2) settle the claims of unsecured creditors within available cash resources as currently contemplated by management, (3) develop an appropriate business plan and strategic direction for the Company's planned future operations after reorganization including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio, (3) confirm the availability of net operating tax losses after reorganization, and (4) generate adequate sources of working capital and other liquidity as necessary to meet future obligations. Management's plans in regard to these matters are described in Note 3. These contingencies and the uncertainties inherent in the bankruptcy process raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                                 /s/ KPMG LLP

                                                                     KPMG LLP

Mountain View, California
March 15, 1999

                                             INTERACTIVE NETWORK, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 1999 AND 1998
                                                                                    1999                  1998
                                                                               -----------------    ----------------
                                     Assets
Current assets:
    Restricted cash                                                            $      6,365,758     $             -
    Cash                                                                              1,210,399             300,601
    Prepaid expenses and other current assets                                            81,796              78,256
                                                                               -----------------    ----------------

          Total assets                                                         $      7,657,953     $       378,857
                                                                               =================    ================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                           $        614,077     $             -
    Accrued liabilities to officer                                                        3,600                   -
    Other accrued liabilities                                                                 -             214,821
                                                                               -----------------    ----------------

          Total current liabilities                                                     617,677             214,821

Liabilities subject to compromise                                                     5,015,718          46,296,316


Deferred legal fees                                                                     916,867                   -
Commitments and Contingencies                                                                 -                   -
Shareholders' deficit:
    Preferred stock, no par value, 10,000,000 shares
       authorized; no shares issued and outstanding as of
       December 31, 1999 and 1998                                                             -                   -

    Common stock, no par value, 150,000,000 shares
       authorized; 38,855,030 and 30,840,441 shares issued and
       outstanding as of December 31, 1999 and 1998, respectively                   142,374,810         103,281,755

    Accumulated deficit                                                            (141,267,119)       (149,414,035)
                                                                               -----------------    ----------------

          Total Shareholders' Equity (deficit)                                        1,107,691         (46,132,280)
                                                                               -----------------    ----------------

                                                                               $      7,657,953     $       378,857
                                                                               =================    ================

See accompanying notes to consolidated financial statements.


                                             INTERACTIVE NETWORK, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                             1999               1998                1997
                                                                         ---------------    ---------------    ---------------
Revenues                                                                 $            -     $            -     $            -
                                                                         ---------------    ---------------    ---------------

General and administrative expenses                                           1,317,182          1,124,943          1,304,391
                                                                         ---------------    ---------------    ---------------

           Loss from operations                                              (1,317,182)        (1,124,943)        (1,304,391)

Other (income) and expense
    Interest income                                                            (270,373)            (6,618)            (3,377)
    Interest expense (contractual interest exceeds
        recorded interest expense by $4,453,297 in 1998)                        458,000            618,821          4,636,864
    Other income                                                               (141,273)                 -                  -
    Litigation settlement                                                   (10,375,380)          (501,837)                 -
                                                                         ---------------    ---------------    ---------------

           Other (income) and expense, net                                  (10,329,026)           110,366          4,633,487
                                                                         ---------------    ---------------    ---------------

           Income (loss) before reorganization expenses                       9,011,844         (1,235,309)        (5,937,878)

Reorganization expenses                                                         864,928            252,220                  -
                                                                         ---------------    ---------------    ---------------

           Net income (loss)                                             $    8,146,916     $   (1,487,529)    $   (5,937,878)
                                                                         ===============    ===============    ===============

Basic net income (loss) per share                                        $         0.23     $        (0.19)    $        (0.15)
                                                                         ===============    ===============    ===============

Fully diluted net income (loss) per share                                $         0.22     $        (0.19)    $        (0.15)
                                                                         ===============    ===============    ===============

Shares used in basic per share calculation                                   35,515,617         30,840,441         30,840,441
                                                                         ===============    ===============    ===============

Shares used in fully diluted per share calculation                           37,574,827         30,840,441         30,840,441
                                                                         ===============    ===============    ===============


See accompanying notes to consolidated financial statements.

                                             INTERACTIVE NETWORK, INC.
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                Common Stock
                                       --------------------------------
                                                                            Accumulated          Total Shareholders'
                                          Shares           Amount             deficit             Equity (Deficit)
                                       --------------  ----------------  -------------------  ------------------------
Balances as of December 31, 1996          30,840,441   $   103,281,755   $     (141,988,628)  $           (38,706,873)
Net loss                                         ---               ---           (5,937,878)               (5,937,878)
                                       --------------  ----------------  -------------------  ------------------------
Balances as of December 31, 1997          30,840,441       103,281,755         (147,926,506)              (44,644,751)
Net loss                                         ---               ---           (1,487,529)               (1,487,529)
                                       --------------  ----------------  -------------------  ------------------------
Balances as of December 31, 1998          30,840,441       103,281,755         (149,414,035)              (46,132,280)
Net Income                                                                        8,146,916                 8,146,916
Exercise of Stock Options                    200,000            20,106                  ---                    20,106
Conversion of Notes Payable
  into Common Stock                        7,814,589        39,072,949                  ---                39,072,949
                                       --------------  ----------------  -------------------  ------------------------
Balances as of December 31, 1999          38,855,030   $   142,374,810   $     (141,267,119)               $  1,107,691
                                       --------------  ----------------  -------------------  ------------------------

See accompanying notes to consolidated financial statements.


                                             INTERACTIVE NETWORK, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               1999              1998              1997
                                                                          ---------------   ---------------   ---------------
Cash flows from operating activities:
Net income (loss)                                                         $    8,146,916    $   (1,487,529)   $   (5,937,878)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Reorganization expenses                                               864,928           252,220                 -
           Changes in operating assets and liabilities:
               Prepaid expenses and other assets                                  (3,540)          (44,701)           52,775
               Accounts payable                                                  614,077                 -           925,000
               Accrued liabilities to officer                                      3,600           948,473           286,946
               Accrued interest                                                        -           619,210         4,636,864
               Accrued sales tax and other accrued liabilities                         -                 -              (605)
                                                                          ---------------   ---------------   ---------------
                  Net cash provided by (used in)
                      operating activities before reorganization items         9,625,981           287,673           (36,898)

Professional fees paid for services rendered in connection
     with Chapter 11 proceedings                                                  50,000           (37,399)                -
Payments to unsecured creditors                                                2,370,531                 -                 -
                                                                          ---------------   ---------------   ---------------
Net cash provided by (used in) operating activities                            7,255,450           250,274           (36,898)

Cash flows provided by investing activities:
      Proceeds from sale of property, plant and equipment                              -                 -             3,000
Cash flows provided by financing activities:
     Exercise of stock options                                                    20,106                 -                 -
                                                                          ---------------   ---------------   ---------------
Increase (decrease) in cash                                                    7,275,556           250,274           (33,898)

Cash at beginning of year                                                        300,601            50,327            84,225
                                                                          ---------------   ---------------   ---------------

Cash at end of year                                                       $    7,576,157           300,601            50,327
                                                                          ===============   ===============   ===============
Supplemental disclosure of cash flow information:
     Income taxes paid (Note 7)                                           $          800                 -                 -
                                                                          ===============   ===============   ===============
     Interest paid                                                        $      123,113                 -                 -
                                                                          ===============   ===============   ===============
     Non-Cash Items:
        Conversion of current liabilities to liabilities subject to
        compromise                                                        $            -    $   46,296,316                 -
                                                                          ===============   ===============   ===============
        Conversion of notes payable into common stock                     $   39,072,949                 -                 -
                                                                          ===============   ===============   ===============
        Reorganization expenses                                           $      752,046    $      214,821                 -
                                                                          ===============   ===============   ===============

See accompanying notes to consolidated financial statements.

                            INTERACTIVE NETWORK, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


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

       The Company currently does business only in the state of California and is in good standing with the Secretary of State. Prior to 1995, the Company was qualified to do intrastate business in four other states, but ceased doing business outside California in 1995, and its qualification to do business in those other states has been revoked or surrendered. The Company failed to file tax returns or pay minimum franchise taxes for the years 1995-1998.

       The Company has been in compliance with its Securities and Exchange Commission ("SEC") filings since the filing of its Form 10-K for the fiscal year ended December 31, 1998. The last quarterly financial report filed by the Company with the SEC was its Form 10-Q for the quarter ended September 30, 1999.


(2)    REORGANIZATION AND BASIS OF REPORTING

       In August of 1995, the Company commenced litigation (the "Litigation") against certain shareholders and their affiliated entities (the "Settling Parties"). The Litigation arose in relation to the use of the Company's intellectual property as collateral for secured loans made to the Company. See Note 9 for additional information.

       On July 10, 1998, the Company and the defendants in the Litigation, the Settling Parties, entered into an agreement (the "Settlement Agreement") whereby the Company filed a petition under Chapter 11 of the Bankruptcy Code in the U.S. Court for the Northern District of California on September 14, 1998 (the "Petition Date"). Under the terms of the Settlement Agreement, upon entry by the Bankruptcy Court of a final non-appealable order confirming the Company's Plan of Reorganization (the "Plan"), the Settlement Agreement was consummated and the Company was paid $10 million (plus accrued interest thereon, which approximates $375,380). Additionally, an amount of $2.5 million was paid by the Settling Parties directly to the Company's attorneys in respect of the Company's legal fees associated with the Litigation. Security interests in the Company's assets were released and 7,814,589 shares of the Company's common stock were issued in conversion of outstanding debt held by the Settling Parties in the amount of $39.1 million, of which $26.5 million represents the principal amount and $12.6 million represents accrued interest, as of February 25, 1998 (when interest ceased to accrue under terms of the Settlement Agreement). In addition, the Settlement Agreement includes releases of the Settling Parties by the Company and releases of the Company by each of the Settling Parties with respect to the litigation and any other preexisting claims or contracts including the cancellation of outstanding warrants.

       The Company's Plan under Chapter 11 was filed on December 22, 1998 and the First Amendment to the Plan was filed on February 18, 1999, providing for payment in full to all of the Company's creditors on their allowed claims. The final date for filing claims was January 19, 1999, at which time non-duplicative claims totaling approximately $13.7 million were filed or scheduled (not including the claims of the Settling Parties). Under the Plan, the Company intends to pay in full allowed claims, and believes that (in addition to expenses of administration of approximately $500,000) there are no more than approximately $5 million in allowed claims (plus certain accrued interest), although the final figure is subject to the claims objection and allowance procedures under Chapter
       11. The Bankruptcy Court commenced a hearing on confirmation of the Plan on February 18, 1999. The hearing was completed in March 1999, and the Plan was confirmed on April 12, 1999.

       The Company retained possession of its property throughout the bankruptcy process and is authorized to operate and manage its businesses and enter into all transactions (including among other items, paying employee wages, obtaining services, supplies and inventories) that it could have entered into in the ordinary course of business had there been no bankruptcy filing.

       Liabilities subject to compromise presented in the accompanying consolidated balance sheet represent the Company's estimate of pre-petition liabilities allowed as of December 31, 1999 and 1998, subject to adjustment in the reorganization process (see Note 5). Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Although the Plan was confirmed, the Company is still disputing the claims of certain creditors, and such claims are considered Liabilities Subject to Compromise herein. The Company has also settled with many of its creditors and repaid those amounts in 1999.

(3)    GOING CONCERN

       The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to the filing, realization of assets and satisfaction of liabilities is subject to uncertainty. Resolution of disputed liabilities could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities. The ability of the Company to continue as a going concern is contingent upon, among other things, the ability to (1) fully implement the confirmed Plan in compliance with the Settlement Agreement (2) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio, (3) confirm the availability of net operating tax loss carryforwards after reorganization, and (4) generate adequate sources of working capital and other liquidity as necessary to meet future obligations, (5) settle the claims of the unsecured creditors within the available cash resources as currently contemplated by management.

       The Company's business plan is to concentrate on further development and exploitation of its patent portfolio through licenses, joint ventures or other methods that will not involve substantial capital requirements or large overhead expenses for the Company. The Company does not intend to engage in the manufacture or sale of products involving its patents, that would require investment in plant, equipment or inventories, and believes that the cash it received under the Settlement Agreement will, after paying its creditors under the Plan, be inadequate to supply any necessary working capital during fiscal 2000. Additional working capital will be necessary to meet the contemplated cash needs.

(4)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLE OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Nevada subsidiary formed in 1994, RealTime Gaming Systems, Inc. This subsidiary has no assets or liabilities and ceased to do business during 1995.

        (b)   FAIR VALUE OF FINANCIAL INSTRUMENTS

              The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines the fair values of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1999 and 1998, the fair values of the Company's cash, other current assets and other accrued liabilities approximate their carrying values due to their short maturity. As stated in
              Note 5, certain accounts payable and accrued liabilities are included amongst liabilities subject to compromise as of December 31, 1999 and 1998. Accordingly, the fair value of these items is not readily determinable.

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

        (d)   PER SHARE INFORMATION

              Basic and diluted net income (loss) per share are computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share does not include the effect of the following contingently issuable shares because their effects are antidilutive.

                                                              December 31,
                                       1999                         1998                             1997
                           -------------------------------------------------------------------------------------------------
                                         Weighted-Average                Weighted-Average                 Weighted-Average
                           Number of        Exercise      Number of         Exercise        Number of         Exercise
                           Shares            Price         Shares             Price           Shares            Price
                           -------------------------------------------------------------------------------------------------
Stock Options Outstanding  3,887,500         $0.54         1,350,000          $0.17           2,906,398         $0.09

Shares issuable upon the
exercise of warrants         234,753         $3.87           709,210          $5.96             734,210         $6.17

                         ============                    ============                       ============
                           4,122,253                       2,059,210                          3,640,608
                         ============                    ============                       ============

              Also, net loss per share for 1998 and 1997 does not include the effect of shares issued on the conversion of secured notes payable because their effects were antidilutive. See Note 5.

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

       (g)    COMPREHENSIVE INCOME / LOSS

              The Company has no significant components of other comprehensive income or loss.

       (h)    RECENT ACCOUNTING PRONOUNCEMENTS

              The FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 for fiscal years beginning after June 30, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial position or results of operations of the Company.

              In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, REPORTING ON COSTS OF START-UP ACTIVITIES, which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has determined that the adoption of the SOP did not have an effect on its consolidated financial statements.

(5)    LIABILITIES SUBJECT TO COMPROMISE

       Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date which are subject to settlement under the Plan. These liabilities were transferred from their respective pre-petition balance sheet accounts to liabilities subject to compromise. Certain pre-petition liabilities have been approved by the Bankruptcy Court for payment and to the extent not paid, are included in accrued expenses and other payables as of December 31, 1999 and 1998. Liabilities subject to compromise are summarized as follows:

                                                   1999            1998
                                              -------------   -------------

Secured notes and accrued interest            $          -    $ 39,072,949

Accounts payable and accrued expenses            3,292,325       5,499,974

Accrued liabilities to shareholder               1,723,393       1,723,393
                                              -------------   -------------

                                              $  5,015,718    $ 46,296,316
                                              =============   =============

       At December 31, 1999, $6,365,758 of the Company's cash was in a reserve account held for settlement of claims from creditors.

       The Settlement Agreement was consummated upon entry by the Bankruptcy Court of a final non-appealable order confirming the Plan. Upon consummation, the secured note holders released their security interests and accrued interest of approximately $39 million and the Company issued them 7,814,589 shares of common stock as part of the settlement. This represents a conversion of the aggregate principal and interest at $5.00 per share.

       The accrued liabilities to shareholder consists of amounts accrued in relation to claims filed by a current shareholder and former officer of the Company (the "Shareholder"). Included in this amount are certain claims for unpaid compensation, amounts due under a deferred compensation-noncompetition agreement, and interest, as to which the Company may contest the time of payment or seek to reduce the amounts payable under the Chapter 11 proceedings. The deferred compensation-noncompetition agreement was entered into between the Company and the Shareholder in December 1994. Concurrently with the execution of the deferred compensation-noncompetition agreement, a contingent promissory note in the principal amount of $2,000,000 issued by the Company to the Shareholder in December 1986 as consideration for the sale of certain patent rights by the Shareholder to the Company was canceled. Under the terms of this agreement the Company made a cash payment of $150,000 in 1994 to the Shareholder. The Company also agreed to make a cash payment of $55,000 and to cancel the Shareholder's obligation to the Company under a promissory note in the principal amount of $45,000 on January 1, 1996. In addition, commencing January 1, 1996, the Company agreed to pay the Shareholder $62,500 on each January 1, April 1, July 1 and October 1 thereafter through October 1, 2002, provided that the Company's available cash was sufficient to satisfy the Company's requirements during the following 90-day period and that the Shareholder continued to comply with the terms of the deferred compensation-noncompetition agreement. To date the Company has made no payments, other than the initial $150,000 in 1994. In consideration of and as a condition to such payments, the Shareholder agreed that during the eight-year period ending on December 31, 2002 he would not engage in or become associated with any person or entity engaged in any activity in the United States or Canada that is competitive with the business of the Company.

       The Company has excluded certain amounts from the total claim of the Shareholder in arriving at the amount included as an allowed claim as of December 31, 1999 and 1998. Amounts accrued under the deferred compensation-noncompetition agreement as of December 31, 1999 and 1998, reflect the amounts due at that date under the agreement. The Shareholder claim includes an additional amount of $1 million for interest and penalties on payments due under this agreement during the period January 1, 1999 to December 31, 2002 which has not been accrued as of December 31, 1999 and 1998. As indicated in Note 2, all claims, including amounts accrued as of December 31, 1999 and 1998 are subject to the claims objection and allowance procedures under Chapter 11.

       The Company will continue to negotiate with creditors to reconcile claims filed with the Bankruptcy Court to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability, if any, as the amounts become subject to reasonable estimation. Additional bankruptcy claims and pre-petition liabilities may arise from the rejection of executory contracts and unexpired leases, resolution of contingent and unliquidated claims and the settlement of disputed claims. Under the Plan, the outcome of the claims review and objection process may materially change the amounts and terms of pre-petition liabilities. Consequently, the amounts included in the consolidated balance sheets as liabilities subject to compromise may be subject to future adjustment.

(6)    REORGANIZATION EXPENSES

       Reorganization expenses recorded in 1999 and 1998 consist of professional fees paid or incurred for legal services related to the Company's reorganization.

(7)    INCOME TAXES

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

       The Company has not determined whether the reorganization or lack of proper filing of income tax returns from December 31, 1993 through December 31, 1998 has caused the Company to forfeit its net operating loss carryforwards.

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

       There are sufficient net operating loss carryforwards to offset any taxable income in 1999.

(8)    COMMON STOCK

       The Company has reserved 3,650,000 shares of common stock for issuance under its 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan, adopted by the board of directors on February 26, 1999, and by the shareholders on March 31, 1999, provides for the granting of incentive stock options to employees (including officers) and nonqualified stock options to employees, non-employee directors and consultants, at prices not less than 100% and 85% of the fair market value of the Company's common shares for incentive and nonqualified stock options, respectively, at the grant date. Incentive and nonqualified stock options may have terms of up to 10 years and vest over periods determined by the Board of Directors. Options generally vest ratably over a 3- or 4-year period unless as otherwise specified by the Board of Directors. The 1999 plan has a term of 10 years. 912,500 options are available for grant under this plan as of December 31, 1999.

       The Company had reserved 5 million shares of common stock for issuance under the 1988 Stock Option Plan (the "1988 Plan") under terms substantially similar to the 1999 Plan. The 1988 Plan had a 10-year term. This plan expired in September 1998, but some options granted under that plan remain outstanding.

       The following table summarizes the 1988 Plan option activity:

                                              Options Available       Options         Weighted-Average
                                                 for Grant          Outstanding        Exercise Price
                                            -----------------------------------------------------------

Balance as of December 31, 1996                   2,964,802            2,881,398                $ 0.09

                       Granted                     (600,000)             600,000                  0.09
                       Canceled                     150,000             (150,000)                 0.09
                                            -----------------------------------------------------------

Balance as of December 31, 1997                   2,514,802            3,331,398                  0.09

                       Granted                     (900,000)             900,000                  0.21
                       Expired                    2,881,398           (2,881,398)                 0.09
                       Canceled                  (4,496,200)                   -                     -
                                            -----------------------------------------------------------

Balance as of December 31, 1998                           -            1,350,000                  0.17
                                            -----------------------------------------------------------
                       Exercised                          -             (200,000)                 0.09
                                            -----------------------------------------------------------

Balance as of December 31, 1999                           -            1,150,000                  0.18
                                            -----------------------------------------------------------

       On June 11, 1999, the Company issued Mr. Donald Graham 150,000 shares of its common stock upon his exercise of his stock option for those share for $13,500 at the exercise price.

       On August 3, 1999, the Company issued Mr. John Bohrer, a director, 50,000 shares of its common stock upon his exercise of his stock option for those shares for $4,500 at the exercise price.

       Options exercisable under the 1988 Plan as of December 31, 1999, 1998 and 1997 were 1,150,000, 1,350,000, and 2,906,398 respectively, with weighted-average exercise prices of $0.18, $0.17, and $0.09, per share, respectively. The weighted-average grant date fair value of options granted in 1999, 1998 and 1997 was $0.20, $0.31, and $0.14, respectively.

       1999 Plan Options outstanding as of December 31, 1999 are as follows:

                                                  Weighted-Average
                       Number of Outstanding      Remaining Contractual
Exercise Price         Options                    Life (in years)            Number of Options Vested
---------------------- -------------------------- -------------------------- --------------------------
$0.42 to $1.01              2,637,500                     4.5                         2,437,500
     2.23                     100,000                     4.9                           100,000
---------------------- -------------------------- -------------------------- --------------------------
                            2,737,500                                                 2,537,500

       1988 Plan Options outstanding as of December 31, 1999 are as follows:

                           Number of            Weighted-Average             Number of
                          Outstanding         Remaining Contractual           Options
Exercise Price              Options              Life (in Years)               Vested
--------------------   ------------------   --------------------------   -------------------
       $0.09                     250,000              0.8                           250,000
       $0.21                     900,000              3.5                           900,000
                       ------------------                                -------------------
                               1,150,000                                          1,150,000
                       ==================                                ===================

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

       The Company uses the intrinsic value-based method under APB Opinion No. 25, in accounting for its employee stock-based compensation plans and, accordingly, no compensation cost has been recognized for stock options granted to employees in the accompanying consolidated financial statements. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (losses) for the years ended December 31, 1999, 1998 and 1997, would have been:

                                                             1999                1998                1997
                                                             ----                ----                ----
Net Income (loss) - as reported                        $      8,146,916   $       (1,487,529) $       (5,968,478)
Net Income (loss) - pro forma                          $      6,920,552   $       (1,590,529) $       (5,999,078)
Basic and diluted net loss per share - as reported     $           0.23   $            (0.05) $            (0.19)
Basic and diluted net loss per share - pro forma       $           0.19   $            (0.05) $            (0.19)


       The fair value of options granted during the years ended December 31, 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes model with the following assumptions: no dividend yield, risk-free interest of 6.0%, volatility of 60% and expected lives of 5 years.

       A shareholder holds warrants to purchase the Company's common stock dependent upon meeting certain performance criteria in offering television programming identifying the Company's interactive games. The warrants specify that the shareholder can purchase approximately 25% of the Company's common stock outstanding at the time of exercise in three installments of 5%, 10%, and 10% after satisfying each of three separate performance criteria. In 1994, the Board of Directors amended the original warrant agreement to establish an exercise price for the original warrants of either $8.50 per share or 75% of the then current market price of common stock, and to grant to the shareholder an additional warrant to purchase 200,000 shares of common stock at an exercise price of $5.875. The 25% warrants contain certain antidilution provisions and terms of four, five and six years commencing when the performance criteria for the first warrant are satisfied. Accordingly, if and when it becomes probable that this shareholder will satisfy any of the three separate performance criteria, the Company will recognize expenses relating to the respective differences between the warrant exercise prices of the shares and their then fair market value. As of December 31, 1999, none of these warrants have been exercised, and no common stock has been issued in relation to these warrants. It is expected these warrants will be canceled as part of the Settlement Agreement.

       Warrants for 234,753 shares of common stock with exercise prices ranging from $2.86 to $4.80 per share were assumed under the plan of reorganization. These warrants expire on March 30, 2000.

(9)    LITIGATION

       (a) As indicated in Note 2, in August 1995 the Company commenced litigation against certain shareholders and their affiliated entities (Settling Parties) alleging that the defendants had attempted to acquire the Company's intellectual property by obtaining liens thereon through secured loans, reneging on commitments to make future loans and then seeking to foreclose on the Company's intellectual property when the Company could not sustain its business without additional funds. The defendants counterclaimed to foreclose their liens. In July 1998, the Settling Parties entered into the Settlement Agreement referred to in Note 2, settling the litigation, which was consummated in April 1999.

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

       (c) In 1995, two securities class action complaints were filed against the Company and certain of its officers and directors for alleged violation of Federal securities laws in connection with various public statements made by the Company and certain of its officers and directors during the period from January 19, 1994 to March 31, 1995. The securities class action plaintiffs failed to file a proof of claim in the Company's bankruptcy proceedings by January 19, 1999.

              This claim was settled on September 1, 1999, with expenses limited to the $500,000 deductible under the Company's liability insurance. This amount was classified as liabilities subject to compromise in 1998 and was paid in 1999 in full and final settlement of the claim.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 26, 1999, we filed a Form 8-K Report, incorporated herein by reference, announcing that each of Interactive Network and KPMG LLP decided that it was in our best interest that KPMG LLP, our former independent accountants engaged to audit our financial statements, be replaced with an accountant more suitable to our current budgetary needs.

         On March 10, 2000, we filed a Form 8-K Report, incorporated herein by reference, announcing the engagement of Marc Lumer & Company as our independent accountants to audit our 1999 Financial Statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information about our directors and executive officers as of March 1, 2000:

            NAME              AGE                         POSITION
            ----              ---                         --------
Bruce W. Bauer                49          Chairman of the Board of Directors, President and Chief
                                          Executive Officer
John J. Bohrer                77          Secretary, Treasurer and Director
Robert Brown                  63          Chief Technology Officer
William H. Green              73          Director
William L. Groeneveld         34          Director


         BRUCE W. BAUER has served as our Chairman of the Board of Directors, President and Chief Executive Officer since June 1998. Prior to that, he served as our Secretary from November 1996 through June 1998, and has been a member of our board since October 1995. From 1980 to June 1998, Mr. Bauer owned and operated Unlimited Services and Marathon Management Services, which provided building and clean room services, supplies and consulting. Mr. Bauer received a B.S. degree from Wittenberg University in 1974.

         JOHN J. BOHRER has served as our Secretary and Treasurer since June 1998 and a director of our board since October 1995. From July 1978 to June 1993, Mr. Bohrer served as branch manager of Dickinson & Company, a firm rendering investment services. From June 1993 until his retirement in June 1997, he served as Vice President and branch manager of BDF Investments, which also renders investment services. He is now a semi-retired investor. Mr. Bohrer graduated from the New York Institute of Finance in 1947.

         ROBERT BROWN has served as our Chief Technology Officer since June 1999. From July 1996 to June 1999, Mr. Brown served as a Vice President for Fourth Network. From July 1995 to July 1996, Mr. Brown was an independent consultant. From January 1988 to July 1995, Mr. Brown served as a Senior Vice President in Research and Development for our Company. Mr. Brown received a B.S. degree in 1959, a M.S. degree in 1961, and a Ph.D. degree in 1964, all in electrical engineering and all from Stanford University.

         WILLIAM H. GREEN has served as a member of our board since June 1998. Since 1998, Mr. Green has served as a Vice President of D.S.I. Corporation, a dredging specialty company. From 1993 to 1998, he served as a consultant in the aggregate division of Martin Marietta. He currently sits on the boards of various private companies. Mr. Green attended the University of Nebraska at Omaha from 1946 through 1949.

         WILLIAM L. GROENEVELD has served as a member of our board since 1998. Since January 1995, Mr. Groeneveld has served as head trader and Vice President of Program Trading Corp.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table sets forth all compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for the years ended December 31, 1999, 1998 and 1997.

                                            SUMMARY COMPENSATION TABLE
                                                                                                     LONG-TERM
                                                                     ANNUAL COMPENSATION         COMPENSATION AWARDS
                                                                     -------------------         -------------------
                                                                                                     SECURITIES
                                                                     SALARY            BONUS     UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION                             YEAR            $                $               (#)
---------------------------                             ----    ----------------   ------------  ------------------
 Bruce W. Bauer                                         1999          131,771                0        1,000,000
 Chairman of the Board of Directors, Chief              1998           67,708(1)             0          900,000
 Executive Officer and President                        1997                0                0                0


-----------------
(1) Represents partial year salary from June 14, 1998 through December 31, 1998 ($125,000 on an annualized basis).

OPTION GRANTS

         The following table sets forth information concerning the stock options granted to each of the Named Executive Officers for the 1999 fiscal year. In accordance with the SEC rules, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on 5% and 10% assumed annual rates of compounded stock price appreciation. These amounts are based on certain assumed rates of appreciation and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

                                               OPTION GRANTS IN 1999
                                               INDIVIDUAL GRANTS (1)
                                                                                                 POTENTIAL REALIZABLE
                                NUMBER OF                                                   VALUE AT ASSUMED ANNUAL RATES
                               SECURITIES       PERCENT OF                                 OF STOCK PRICE APPRECIATION FOR
                               UNDERLYING      TOTAL OPTIONS                                         OPTION TERM
                                 OPTIONS        GRANTED TO      EXERCISE                   --------------------------------
                                 GRANTED         EMPLOYEES        PRICE      EXPIRATION
              NAME                 (#)            IN 1999       ($/SHARE)       DATE             5%             10%
              ----                 ---            -------       ---------       ----             --             ---
     Bruce W. Bauer           1,000,000(2)        90.91%           $0.59      6/16/2004       165,200          359,000


       --------------------

(1) Gains are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation daily. Actual gains, if any, on stock option exercises are dependent on future performance of our Common Stock.

(2) All options under this grant were fully exercisable as of the date of the grant.

OPTION HOLDING AND EXERCISES AND OPTION VALUES

         The following table sets forth information concerning option holdings and exercises for the 1999 fiscal year and the aggregate value of unexercised options as of December 31, 1999 held by each of the Named Executive Officers.

                                    AGGREGATED OPTION EXERCISES IN FISCAL 1999
                                      AND OPTION VALUES AT DECEMBER 31, 1999

                                                       NUMBER OF SECURITIES
                                                      UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                             AGGREGATE OPTION               OPTIONS AT              IN-THE-MONEY OPTIONS AT
                             EXERCISES IN 1999           DECEMBER 31, 1999            DECEMBER 31, 1999 (1)
                             -----------------        ----------------------        ------------------------
                            SHARES     VALUE
                           ACQUIRED    REALIZED
                          ON EXERCISE    ($)
         NAME                  (#)       (2)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
   -----------------      ------------   ------    ------------   -------------    -----------   -------------
Bruce W. Bauer                 0           0        2,050,000           0          $13,005,000         0


       --------------------------

(1) Calculated on the basis of the closing price of our common stock as reported on the OTC Bulletin Board on March 1, 2000 of $6.75 per share, minus the exercise price.

(2) Calculated on the basis of the broker's reported sale price of our common stock subject to the option, minus the exercise price.

EMPLOYMENT AGREEMENTS

         We have entered into written employment agreements with the following Named Executive Officers:

         On June 15, 1999, we entered into an employment agreement with Bruce Bauer, our Chief Executive Officer. This agreement provides for an annual salary of $135,000 from June 15, 1999 through June 14, 2000, $145,000 from June 15,
2000 through June 14, 2001, and $155,000 from June 15, 2001 through June 14, 2002. No specific bonus provisions are included in the employment agreement. Mr. Bauer is also entitled to vacation and benefits. Should we terminate the employment agreement without cause or should Mr. Bauer terminate this employment for good reason, all earned salary amounts not previously paid plus an amount equal to the greater of Mr. Bauer's then-present salary for six months or the remainder of the term of the agreement shall become due and payable effective immediately and paid within a twenty four-hour period after the termination. A penalty of ten percent (10%) per annum interest, compounded daily shall be added effective after twenty-four hours on all unpaid balances due Mr. Bruce Bauer.

         On June 16, 1999 our board issued Mr. Bruce Bauer, in connection with his renewed employment agreement, a fully vested option to purchase 1,000,000 shares of our common stock with a term of five years and an exercise price equal to $0.59 per share, the fair market value of our common stock at that time. This description is a summary only. A copy of the employment agreement is filed as
Exhibit 10.13 hereto and incorporated herein by reference.

COMPENSATION OF DIRECTORS

         Our directors who are also employees do not receive any additional compensation for their services as directors. Directors who are not employees receive an annual stock option grant of 50,000 shares in lieu of cash competition. All directors are reimbursed for expenses incurred in connection with attending board of directors and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Bruce Bauer and John Bohrer were officers of Interactive Network and during the last fiscal year participated in deliberations of the Board of Directors concerning executive officer compensation.

BOARD REPORT ON EXECUTIVE COMPENSATION

         Annual compensation of our executive officers is determined by our board of directors. The board of directors was also responsible for administering the 1988 and 1999 Option Plans, including the grant of options under such plan. Messrs. Bauer and Bohrer are our employees and have voted on matters relating to executive compensation and stock option grants, including their own compensation and stock option grants.

         We are currently operating with a skeleton staff of three officers (Mr. Bauer as President and Chief Executive Officer, Mr. Bohrer as Secretary and Treasurer and Dr. Brown as Chief Technology Officer), and one administrative assistant and one secretary/receptionist, to conserve resources until we are able to commence exploitation of our intellectual property assets. At that time, we will again commence rehiring staff, as appropriate to carry out our goal of realizing the value of our intellectual property. In that connection, we have and may also use and compensate consultants, including our Advisory Panel, to assist management.

         Our compensation philosophy is to provide strong incentives to our executives to maximize the overall value of our company. Our executive officers are given an opportunity to participate in our growth through equity participation in the form of stock options granted under our option plan. As a result, our executive officers are directly rewarded for our performance as reflected in our stock price and given an additional incentive to contribute to our future success. Recent option grants have been made fully vested in order to induce our executives and directors to remain with us through the settlement with our creditors and in lieu of substantial cash compensation.

         Base salaries and stock option grants are initially determined on the basis of (i) the individual officer's position, and (ii) our desire to attract and retain qualified personnel in a competitive marketplace. Salaries are generally reviewed annually and are subject to increases based on our determination that the individual's level of contribution to us has increased since his or her salary had last been reviewed and increases in competitive pay levels and the cost of living. Under normal circumstances, our board of directors also determines initial awards of stock options, within a range established for employees at various salary levels, based on the employee's position and responsibilities. As stock options held by employees, including executive officers, vest, we may approve grants of additional options based on the employee's past performance and contributions to us. There is no provision for bonus in the employment agreement of the current President and chief executive officer, although we may decide to award such in our discretion. No particular weighting is given to any of the factors considered.

                                PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on our common stock with that of the Standard & Poor's 500 Index and the Nasdaq Telecommunications Index. The comparison for each of the periods assumes that $100 was invested on December 31, 1994 in our common stock including reinvestment of dividends. These indices, which reflect formulas for dividend reinvestment and weighing of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

         Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, the preceding Compensation Committee Report on Executive Compensation and the preceding Performance Graph shall not be incorporated by reference into any such filings, nor shall such Report or graph be incorporated by reference into any future filings.



 Comparison of 5 Year Cumulative Total Return Among Interactive Network, Inc., the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index


                            [PERFORMANCE GRAPH HERE]




Textual representation of the Performance Graph:

The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T

                      12/31/94     12/31/95      12/31/96       12/31/97       12/31/98       12/31/99
Interactive Network,
  Inc.                 100.00         2.00          4.00          12.00          20.00         177.00
NASDAQ Telco. Index    100.00        83.00        109.00         112.00         165.00         270.00
NASDAQ Market Index    100.00       141.00        174.00         213.00         300.00         542.00
                       ------       ------        ------         ------         ------         ------

-----------------
(1) The graph assumes that $100 was invested on December 31, 1994 in the Company's Common Stock, the NASDAQ Market Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 1999, Section 16(a) filing requirements applicable to Messrs. Bauer, Brown, Bohrer, Graham, Green and Groeneveld were not complied with on a timely basis. However, all but former Director Graham have since filed a Form 5 disclosure to bring their required disclosure up to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 1, 2000, by
(i) each stockholder known to us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each Named Executive Officer; and (iv) all of our directors and executive officers as a group.

                                                                                      APPROXIMATE
                                                                     SHARES           PERCENT
                                                                     BENEFICIALLY     BENEFICIALLY
NAME OF BENEFICIAL OWNER                                             OWNED(1)         OWNED(1)
------------------------                                             --------         --------
AT&T Corp. (2) .................................................     7,773,815           20.00%
      32 Avenue of the Americas
      New York, NY  10013-2412
National Broadcasting Company Holding, Inc. (2) ................     3,645,575            9.38%
     30 Rockefeller Plaza
     New York, NY 10112
Voting Agreement (3) ...........................................     7,814,589           20.11%

David Lockton (4) ..............................................     2,250,000            5.47%

Bruce W. Bauer (5) .............................................     2,150,500            5.03%

John J. Bohrer (6) .............................................       222,850            *

William H. Green (7)............................................        75,000            *

William L. Groeneveld (8).......................................        62,500            *

Robert Brown (9)................................................       137,375            *

All executive officers and directors as a group (5 persons) (10)     2,548,225            6.19%


-------------------

*      Less than 1% of outstanding shares.

(1) Except as indicated and pursuant to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)    Includes for each entity only those shares listed herein for such entity:
       (i) 2,942,907 shares held by Tele-Communications, Inc., a wholly-owned subsidiary of AT&T Corp and (ii) 1,902,279 shares held by National Broadcasting Company Holding, Inc., a wholly-owned subsidiary of General Electric Company which are subject to the Voting Agreement (see footnote 3 below).

(3) Pursuant to the Voting Agreement, each of the Settling Parties agreed to vote their shares issued in the Settlement Agreement as directed by the Committee (except for matters relating to David Lockton and certain major transactions of our company) which currently consists of John Bohrer, William H. Greene and Bruce Bauer. This agreement does not provide for any other joint action by the parties thereto. The parties to the Voting Agreement disclaim beneficial ownership of shares owned by other parties thereto, and the Committee disclaims beneficial ownership of all of the shares subject to the Voting Agreement.

(4) David Lockton is claiming ownership of options to purchase 2,250,000 shares. He claims that one option granted in October of 1994 gave him the right to purchase 450,000 shares that may be acquired upon exercise of stock options that are currently exercisable and a second option granted as of November 3, 1995 gave him the right to purchase 1,800,000 shares that may be acquired upon exercise of stock options that are currently exercisable. We dispute the ownership and validity of these options. Trial on these matters is set for May 8, 2000 in U.S. Bankruptcy Court. We have no knowledge regarding Lockton's ownership of any other shares.

(5) Includes (i) 100,500 shares of Common Stock and (ii) 2,050,000 shares that may be acquired upon exercise of stock options that are currently exercisable.

(6) Includes 150,000 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable.

(7) Includes 75,000 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable.

(8) Includes 62,500 shares of Common Stock that may be acquired upon exercise of stock options that are exercisable.

(9) Includes 100,000 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable within 60 days of March 1, 2000.

(10) Includes 2,337,500 shares of Common Stock that may be acquired upon exercise of stock options that are exercisable within 60 days of March 1, 2000.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENT WITH DR. BROWN

On June 15, 1999, we entered into an employment agreement with Dr. Robert Brown, our Chief Technology Officer. This agreement provides for an annual salary of $125,000 from June 22, 1999 through June 21, 2000, $135,000 from June 22, 2000 through June 21, 2001, and $145,000 from June 22, 2001 through June 21, 2002, and an option to purchases 300,000 shares of our stock, vesting 1/3 on each anniversary of the agreement. No specific bonus provisions are included in the employment agreement. Dr. Brown is also entitled to vacation and standard benefits. Should we terminate the employment agreement without cause or should Dr. Brown terminate this employment for good reason, all earned salary amounts not previously paid plus an amount equal to the greater of Dr. Brown's then-present salary for six months or the remainder of the term of the agreement shall be paid upon such termination. This description is a summary only. a copy of the employment agreement is filed as Exhibit 10.14 hereto and incorporated herein by reference.

OTHER TRANSACTIONS

         We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify our directors and executive officers to the fullest extent permitted by California law.

         All future transactions between us and our executive officers, directors, principal stockholders and affiliates will be approved by a majority of our board of directors, including a majority of the disinterested, non-employee directors on our board of directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) The following documents have been filed as a part of this Annual Report on Form 10-K.

       (1)    Financial Statements:

              Reference is made to the Index to Financial Statements under Item 8 in Part II of this Form 10-K.

       (2)    Financial Statement Schedules:

              All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements and related notes.

     (3)      Exhibits:

              The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 1-K has been identified.

                                  EXHIBIT INDEX

EXHIBIT NUMBER                    EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Form S-8 Registration Statement, as filed with the Commission on November 10, 1992)

3.2 Certificate of Determination of the Registrant, filed with the California Secretary of State on September 20, 1994 (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)

3.3 Certificate of Amendment of Amended and Restated Articles of Incorporation of Registrant, dated May 22, 1995 (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30,
                 1999)

3.4(a) Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 4.2 of Exhibits to Registrant's Form S-8 Registration Statement, as filed with the ) Commission on November 10, 1992)

3.4(b) Amendment to By-laws of the Registrant, dated February 26, 1999 (incorporated by reference to Exhibit 3.4(b) of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)

4.1 Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Form S-1 Registration Statement (No. 33-58780), filed with the Commission on February 25, 1993)

9.1 Voting Trust Agreement, included in Settlement Agreement attached as an Exhibit to the Plan of Reorganization, filed by Registrant in the United States Bankruptcy Court for the Northern District of California (incorporated by reference to Exhibit 1.1 of Exhibits to Registrant's Form 8-K, as filed with the Commission on December 22, 1998)

*10.1            Sale of Patent Agreement, between the Registrant and David B.
                 Lockton, dated November 18, 1986, and amendments thereto, dated December 21, 1987 and July 30, 1990

*10.5 Settlement Agreement and Covenant Not to Sue, between the Registrant and NTN Communications, Inc., dated April 1987, and attached Patent License Agreement (Exhibit 10.17 of Registration Statement)

EXHIBIT NUMBER                    EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

*10.6(a)         Employment Agreement, between the Registrant and David B.
                 Lockton, dated January 1, 1991 (incorporated herein by reference to Exhibit 10.22 of Registration Statement)

10.6(b)          Rider to Employment Agreement, between the Registrant and David
                 B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.54 to the Annual Report of the Registrant on Form 10-K for the year ended December 31, 1994)

10.7 Deferred Compensation and Non-Competition Agreement, between the Registrant and David B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.53 of Exhibit B to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

10.8 1999 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Special Meeting of Shareholders of Registrant held on March 31, 1999-- filed with the Commission on March 15, 1999)

10.9 Form of Stock Option Agreement for use with the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)

*10.10 Form of Indemnification Agreement (Exhibit 10.27 of Form S-1 Registration Statement)

10.11 Know-How License Agreement, dated September 29, 1992, between the Registrant and Interactive Network Limited (incorporated by reference to Exhibit 10.32 of Exhibits to Registrant's Form S-1 Registration Statement (No. 33-58780), filed with the Commission on February 25, 1993)

10.12(a) Stock Purchase Agreement, dated December 2, 1992, among the Registrant, Gannett Co., Inc. and David B. Lockton (incorporated by reference to Exhibit 28.4 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on December 17, 1992)

10.12(b) Waiver and Amendment of Stock Purchase Agreement, with Gannett Co., Inc., dated September 22, 1994 (incorporated by reference to Exhibit 10.12(b) of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)

10.13 Employment Agreement between the Registrant and Bruce Bauer, dated April 13, 2000--filed herewith

10.14 Employment Agreement between the Registrant and Dr. Robert Brown, dated April 13, 2000-- filed herewith

EXHIBIT NUMBER                    EXHIBIT DESCRIPTION
--------------------------------------------------------------------------------

10.15            Addendum to Consulting Agreement for Gregg Freishtat

10.16            Addendum to Consulting Agreement for Eduard Mayer

23.1             Consent of KPMG LLP

25.1 Power of Attorney. Reference is made to the signature page of this Report.

---------------------------
     * Incorporated by reference to the Exhibits of corresponding number (unless otherwise noted) to Registrant's Form S-1 Registration Statement (No. 33-42951) filed with the Commission on September 24, 1991, as amended.

     (b)      Reports on Form 8-K.

o Form 8-K Report, filed with the Securities and Exchange Commission (the "SEC") on April 15, 1999.
o        Form 8-K Report, filed with the SEC on April 29, 1999.
o        Form 8-K Report, filed with the SEC on May 26, 1999.
o        Form 8-K Report, filed with the SEC on February 11, 2000.
o        Form 8-K Report, filed with the SEC on March 10, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERACTIVE NETWORK, INC.

                                   By:    /s/ Bruce W. Bauer
                                          --------------------------------------
                                          Bruce W. Bauer
                                          Chairman of the Board, Chief Executive
                                          Officer and President
                                          (Principal Executive Officer)
                                   Date:  March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                           TITLE                                   DATE
                 ---------                                           -----                                   ----


   /s/ Bruce W. Bauer                            Chairman of the Board, Chief Executive Officer          April 14, 2000
--------------------------------------------       and President (Principal Executive Officer)
 Bruce W. Bauer


   /s/ John J. Bohrer                            Director, Secretary and Treasurer                       April 14, 2000
--------------------------------------------       (Principal Financial and Accounting Officer)
 John J. Bohrer


   /s/ William H. Green                          Director                                                April 14, 2000
--------------------------------------------
 William H. Green


   /s/ William L. Groeneveld                      Director                                               April 14, 2000
--------------------------------------------
 William L. Groeneveld
