Form 10-Q
period 2000-03-31
INTERACTIVE NETWORK INC /CA
filed 2000-05-15
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2000
                                        --------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period from       to
                                       -----    -----

                        Commission file number 000-19579

                            INTERACTIVE NETWORK, INC.
             (Exact name of registrant as specified in its charter)

       California                                      94-3025019
(State of incorporation)                 (I.R.S. employer identification number)

                              1161 Old County Road
                            Belmont, California 94002
              (Address of principal executive offices and zip code)

                                 (650) 508-8793
              (Registrant's telephone number, including area code)

                        with a copy to Robert S. Townsend
                            Morrison & Foerster, LLP
                                425 Market Street
                         San Francisco, California 94105
                                 (415) 268-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Shares outstanding as of May 2, 2000
-----                                       ------------------------------------
Common Stock                                             39,427,605

                            INTERACTIVE NETWORK, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

    ITEM 1.  FINANCIAL STATEMENTS..............................................1

             CONSOLIDATED BALANCE SHEETS AS OF
               DECEMBER 31, 1999 AND MARCH 31, 2000 (Unaudited)................1

             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 2000..............2

             STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 2000..............3

             NOTES TO FINANCIAL STATEMENTS.....................................4

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................4

PART II. OTHER INFORMATION

    ITEM 1.           LEGAL PROCEEDINGS........................................8

    SIGNATURES        .........................................................9


INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS                                  AS OF                     AS OF
                                                       DECEMBER 31, 1999          MARCH 31, 2000
ASSETS                                                                              (Unaudited)
   Current assets
   Cash                                                $      7,576,157          $      6,522,298
   Prepaid expenses and other current assets                     81,796                    82,811
                                                       -----------------         -----------------
     Total current assets                                     7,657,953                 6,605,109
                                                       -----------------         -----------------

INVESTMENTS                                                          --                   494,509

     Total Assets                                      $      7,657,953          $      7,099,618
                                                       =================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current liabilities
   Accounts payable                                    $        614,077          $        574,121
   Accrued liabilities to officer                                 3,600                     3,600
   Other accrued liabilities                                         --                        --
                                                       -----------------         -----------------
     Total current liabilities                                  617,677                   577,721
                                                       -----------------         -----------------

Liabilities subject to compromise                             5,015,718                 4,517,732
Deferred legal fees                                             916,867                   916,867

Shareholders' deficit
Preferred stock, no par value, 10,000,000
   Shares authorized; no shares issued and
   outstanding of December 31, 1999 and March 31,
   2000                                                              --                        --

   Common stock, no par value, 150,000,000 shares
   authorized; 38,855,030 and 39,368,364 shares
   issued and outstanding as of December 31, 1999
   and March 31, 2000, respectively                         142,374,180               142,865,807
   Accumulated deficit                                     (141,267,119)             (141,778,509)
                                                       -----------------         -----------------
     Total shareholders' equity                               1,107,691                 1,087,298
                                                       -----------------         -----------------
   Total liabilities and shareholders equity           $      7,657,953          $      7,099,618
                                                       =================         =================


INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)              THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------------------
                                                                1999                2000
                                                                ----                ----
                                                          ----------------------------------------
Revenues:                                                 $             --    $             --
General and administrative expenses:
  Salaries                                                          40,250              65,641
  Employer payroll taxes                                             3,710               5,592
  Contract labor                                                    25,600              25,670
  Rent                                                               1,100               2,066
  Other administrative costs                                        33,346              77,757

     Accounting fees                                               255,000              37,318
     Advisory fees                                                      --             390,000
     Legal - NTN litigation                                          7,620               4,769
     Shareholder relations - proxy                                  30,862               3,883
     Payroll taxes - Q395                                            6,252                  --
                                                          -----------------   -----------------
      Total G&A expenses                                           403,740             612,696

Reorganization items:
  Professional fees                                                634,179             105,522
  U.S. Trustee quarterly fees                                          500                 750
                                                          -----------------   -----------------
       Total reorganization items                                  634,679             106,272

                                                          -----------------   -----------------
Loss from operations                                             1,038,419             718,968

Interest income (expense)                                            2,526              (5,347)
Net profit (loss) from investment in affiliate
accounted for by the equity method                                      --              (5,491)
Other Income                                                            --             219,215
                                                          -----------------   -----------------
Net (loss) before federal & state taxes                         (1,035,893)           (510,590)

  Federal & state income taxes                                         800                 800
                                                          -----------------   -----------------
Net profit (loss)                                         $     (1,036,693)   $       (511,390)
                                                          ==================  ==================


                                             INTERACTIVE NETWORK, INC.

                                       STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                    (UNAUDITED)

                                                                             --------------------------------------
                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------------------
                                                                                    1999               2000
                                                                                    ----               ----
                                                                             --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $   (1,036,693)    $     (511,390)
     Adjustments to reconcile net loss to net cash provided by (used for)
         operating activities:
            Reorganization expenses                                                 845,400            105,521
            Changes in assets and liabilities:
                Accounts payable                                                    255,000            (40,970)
                Taxes payable                                                           800                 --
                Other accrued liabilities                                          (211,221)          (603,509)
                                                                             ----------------   ----------------
                    Cash provided by (used in) operating activities:               (146,714)        (1,050,348)
                                                                             ================   ================

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in TWIN Entertainment Inc.                                               --           (494,509)
                                                                             ---------------    ----------------
                    Cash provided by (used in) investing activities:                     --           (494,509)
                                                                             ===============    ================

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                             2,106                 --
                                                                             ---------------    ----------------
     Exercise of options                                                                 --            490,997
                                                                             ---------------    ---------------
                    Cash provided by (used in) financing activities:                  2,106            490,997
                                                                             ================   ===============


NET DECREASE IN CASH                                                         $     (144,608)    $   (1,053,860)

CASH:
     Beginning of period                                                            300,601          7,576,158
     End of period                                                                  155,993          6,522,298

                            INTERACTIVE NETWORK, INC.

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2000


The consolidated financial information of Interactive Network, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the year ended December 31, 1999 filed with the Securities and Exchange Commission ("SEC") on April 14, 2000. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2000.

Long Term liabilities consists of professional fees and expenses incurred in connection with the Company's Chapter 11 bankruptcy proceedings. Payment of these fees, which is subject to Bankruptcy Court approval, has been deferred by this agreement until April 22, 2000, when payment is due in full without interest. This amount, as well as the amount of professional accounting fees, are subject to reduction by the Bankruptcy Court.

INVESTMENT IN AFFILIATE. The Company owns 50% of the outstanding capital stock of TWIN Entertainment, Inc. ("TWIN Entertainment"), a corporate joint venture between the Company and Two Way TV. TWIN Entertainment's offices are located at 50 Francisco Street, Suite 490, San Francisco, California 94111. TWIN Entertainment operates in the United States and Canada using technology licensed by the Company and Two Way TV.

The amount of losses that represents the consolidated expenses of TWIN Entertainment for the period from January 31, 2000 (inception) through March 31, 2000, accounted for by the equity method, was $5,491.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in the Company's Annual Report for the year ended December 31, 1999, filed with the SEC on April 14, 2000. The discussion of the Company's current business and future expectations under this item contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements" below and in the section "Factors Affecting Future Operating Results from Item 1 of the Company's 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

OVERVIEW

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

To provide the technical and management expertise to assist in the fulfillment of our goals, we established an advisory panel of consultants and re-employed our former Chief Scientist, Dr. Robert Brown. Further, our management is planning to hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan has been approved by the Bankruptcy Court and we continue to expend significant resources in litigating disputed claims. In addition, we expend significant resources in the enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being created.

On January 31, 2000, we consummated the formation of a joint venture company, TWIN Entertainment Inc. ("TWIN Entertainment"), to be co-managed by us and Two Way TV Limited ("Two Way TV") under the terms of a Joint Venture and Stock Purchase Agreement dated as of December 6, 1999. A Form 8-K Report regarding this matter was filed with the Commission on February 11, 2000 and is incorporated herein by reference. We currently expect that TWIN Entertainment will develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. We have licensed TWIN Entertainment the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV also licensed to TWIN Entertainment certain technology on a non-exclusive basis. Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV.

We hope that TWIN Entertainment, which will initially be jointly managed by us and Two Way TV, will use our and Two Way TV's technology to become an active participant in the interactive television market. As part of our agreements with Two Way TV, we have agreed to seek shareholder approval at our annual meeting to make our license to TWIN Entertainment exclusive, at which time Two Way TV's license to TWIN Entertainment will also become exclusive.

OTHER CONTINGENCIES AND COMMITMENTS:

There have been no changes in the discussion of "Other Contingencies and Commitments" since the Company's discussion of that subject in its Annual Report for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

We consummated a settlement agreement with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. $39,072,949 in principal and accrued interest of our outstanding indebtedness was converted at $5.00 per share into 7,814,589 shares of our common stock. Liens on our patent portfolio and other assets were released, and the noteholders paid $10 million plus accrued interest to us. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of March 31, 2000, the balance of these reserved funds was $6.1 million. Material claims of over $6 million still exist. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. In the event we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient.

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

Our current business plan continues to be one of exploiting our patent portfolio through licenses, joint ventures or other methods that will not impose large overhead or capital demands on us, including our support of TWIN Entertainment's efforts to exploit our technology. We currently expect our need for working capital for year 2000 to consist largely of general and administrative expenses, repayment of debt due in 2000, patent development and marketing expenses of approximately $2.6 million expected to be incurred in generating revenues from our intellectual property assets, $1 million paid to and set aside for TWIN Entertainment, and professional fees of approximately $120,000. We anticipate a total operating budget of approximately $3.6 million for year 2000.

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

RESULTS OF OPERATIONS

REVENUES. During the quarters ended March 31, 2000 and 1999, the Company realized no revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of payroll and related expenses and fees for executive and administrative personnel, insurance, independent contractor, accounting, audit and general legal fees and other corporate expenses. General and administrative expenses for the quarter ended March 31, 2000 increased to $612,696 from the $403,740 of expenses incurred in the same period in 1999. This increase of $208,956 was due primarily to expenses incurred in connection with our advisory board members in 2000 offset by reduced audit fees for 2000 (due to a change in auditors and the fact that the prior year audit expenses included audit fees for the periods 1995-1999) and decreased shareholder relations fees (some of which we expect to incur in the second quarter of 2000 related to our annual meeting to be held on June 30, 2000), offset by increased salary expense and other administrative costs.

REORGANIZATION ITEMS. Reorganization items consist primarily of legal and trustee fees directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement and the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing. Reorganization expenses for the quarter ended March 31, 2000 decreased to $106,272 from the $634,679 of expenses incurred in the same period in 1999. This decrease of $528,407 was due primarily to the fact that our bankruptcy was ongoing during the first quarter of 1999, requiring substantially more expense, while our plan of reorganization was approved in 1999 and the majority of claims had been settled or were pending resolution during the first quarter of 2000.

INTEREST INCOME (EXPENSE). Interest income (expense) consists primarily of interest earned on cash and cash equivalents held by the Company, offset by interest accrued on the 12% Senior Secured Convertible Promissory Notes issued to certain of our shareholders, which were converted into shares of our common stock as part of the Settlement Agreement with certain of our shareholders. For the quarter ended March 31, 2000, we incurred interest expense of $106,000 related to disputed claims in our bankruptcy pending resolution which was substantially offset by $100,653 of interest earned on cash and cash equivalents held by the Company. We had $2,526 of interest income on cash deposits for the comparable quarter ended March 31, 1999.

OTHER INCOME. Other income consists primarily of debt-forgiveness from negotiated settlements and checks written to unsecured creditors in our bankruptcy which were returned for various reasons. After performing the actions and waiting for the amount of time specified by our counsel, we have voided these returned checks and accounted for these funds as other income. Other income for the quarter ended March 31, 2000 was $219,215. There was no comparable income during the same period in 1999.

NET LOSSES. During the quarters ended March 31, 2000 and 1999, the Company incurred a net loss of $511,390 and $1,036,693, respectively. These losses resulted primarily from expenses incurred for advisory board member expenses, salaries, other administrative costs, and expenses related to our Chapter 11 reorganization, offset by other income accrued in 2000 as part of our Chapter 11 reorganization.

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

                                    PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Interactive Network continues to pursue the objections it has to claims of creditors in its Bankruptcy proceedings. As of March 31, 2000, we have set aside $6.1 million in a reserve account to pay creditors whose claims we are disputing, as was required as part of our reorganization. Material claims of over $6 million exist. In the first quarter of 2000, National Datacast, one of our largest creditors, amended its claim to over $6.3 million from its previous $3.6 million claim. Trial on this claim was set for April 2000, but has been vacated and a new date has not yet been set. We expect the new date to be in or after July of this year. In addition, David Lockton, a shareholder and our former CEO, filed a complaint in our bankruptcy case seeking specific performance of his alleged stock option rights and damages of $17 million. In March 2000, the Bankruptcy Court ruled that Mr. Lockton could not assert any damage claims with respect to these stock option rights and that his remedy, if any, must be limited to requests for specific performance. Trial for these and other claims of Mr. Lockton is set for May 8, 2000.

         We also settled the $549,320 claim of Window to the World Communications for $315,000 in February 2000, which has been approved by the Bankruptcy Court and paid. We also have preliminarily settled claims of the Equitable Life Assurance Society, scheduled at $1.7 million, for $840,000, to be paid one half upon approval by the Bankruptcy Court, and one half in equal monthly installments over the twelve months thereafter, without interest. Bankruptcy Court approval is pending. Finally, subject to pending Bankruptcy Court approval, we have settled a dispute with Next Factors, Inc. Next Factors is the assignee of the claims of a company called Draft Worldwide, Inc. We scheduled and paid a claim for Draft of about $63,000. After the bar date for filing proofs of claim passed, Next Factors filed a proof of claim as assignee of Draft for a total of about $350,000 (including pre-petition interest and the $63,000 we scheduled). The parties disagreed on whether the proof of claim was defectively late. After discussions and exchange of information, the parties reached the settlement under which we will pay Next Factors $100,000 in addition to the $63,000 previously paid in full satisfaction. Other claims remain at issue, with settlement discussions continuing in most instances.

         We continue to pursue our claims for patent infringement against NTN Communications, Inc. in Canada and intend to litigate these claims to full resolution.

ITEM 6.  EXHIBITS

         (a)               Exhibits

         Exhibit 27.1      Financial Data Schedule.
                           -----------------------

         (b)               Reports on Form 8-K

                           None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date:  May 14, 1999

                                   INTERACTIVE NETWORK, INC.
                                   (Registrant)

                                   By:   /s/Bruce W. Bauer
                                         -------------------------------------
                                         Bruce W. Bauer
                                         Chairman of the Board
                                         President and Chief Executive Officer