Form 10-Q
period 2000-06-30
INTERACTIVE NETWORK INC /CA
filed 2000-08-14
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2000
                                   -------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period from         to
                                             ---------   ---------

                        Commission file number 000-19579

                            INTERACTIVE NETWORK, INC.
             (Exact name of registrant as specified in its charter)


     California                           94-3025019
    (State of incorporation)             (I.R.S. employer identification number)

                           180 Second Street, Suite B
                           Los Altos, California 94022
              (Address of principal executive offices and zip code)

                                 (650) 947-3345
              (Registrant's telephone number, including area code)


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

Yes   X     No
    -----      -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Shares outstanding as of June 30, 2000
-----                              --------------------------------------
Common Stock                                   39,427,605

                            INTERACTIVE NETWORK, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION                                             Page
                                                                          -----

         ITEM 1. FINANCIAL STATEMENTS.......................................1

                 CONSOLIDATED BALANCE SHEETS AS OF
                  JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999.......... 1

                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  FOR THE THREE AND SIX MONTH PERIODS ENDED
                  JUNE 30, 2000 AND 1999................................... 2

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999... 3

                 NOTES TO FINANCIAL STATEMENTS............................. 4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 4

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................ 8

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS......................................... 9

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS................. 9

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 10

         ITEM 6. EXHIBITS.................................................. 10

         SIGNATURES ....................................................... 11


INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30, 2000   DECEMBER 31, 1999
                                                                --------------    --------------
                                                                 (UNAUDITED)
                                     ASSETS
Current assets:
  Restricted cash                                               $   5,715,680     $   6,365,758
  Cash                                                                220,417         1,210,399
  Prepaid expenses and other current assets                           104,577            81,796
                                                                --------------    --------------
         Total current assets                                       6,040,674         7,657,953

Investments                                                           221,349                 -
                                                                --------------    --------------
         Total assets                                           $   6,262,023     $   7,657,953
                                                                ==============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                              $     543,021     $     614,077
  Accrued liabilities to officer                                        3,600             3,600
  Other accrued liabilities                                           350,000                 -
                                                                --------------    --------------
         Total current liabilities                                    896,621           617,677

Liabilities subject to compromise                                   7,347,116         5,015,718

Deferred legal fees                                                   916,867           916,867

Shareholders' deficit:
  Preferred stock, no par value, 10,000,000 shares
     authorized; no shares issued and outstanding as of
     June 30, 2000 and December 31, 1999, respectively                      -                 -

  Common stock, no par value, 150,000,000 shares
     authorized; 39,427,605 and 38,855,030 shares issued and
     outstanding as of June 30, 2000 and  December 31, 1999,
     respectively                                                 142,725,807       142,374,810

  Accumulated deficit                                            (145,624,388)     (141,267,119)
                                                                --------------    --------------
         Total shareholders' equity (deficit)                      (2,898,581)        1,107,691
                                                                --------------    --------------
                                                                $   6,262,023     $   7,657,953
                                                                ==============    ==============

See accompanying notes to consolidated financial statements.

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------    ------------------------------
                                                        2000             1999             2000             1999
                                                    -------------    -------------    -------------    -------------
Revenues:
General and administrative expenses:
  Salaries                                                65,641           38,376          131,282           78,556
  Employer payroll taxes and benefits                      8,689            3,611           17,331           10,991
  Legal Fees                                             117,969           62,307          170,977           35,917
  Accounting fees                                         17,054            1,317           54,372           27,707
  Professional fees and contract labor                    11,858           33,251           28,606           83,851
  Shareholder relations - proxy                           24,776           20,397           28,659           51,259
  Travel, meals and entertainment                         16,850            2,307           31,656           21,414
  Rent                                                     3,099            2,200            5,165            3,300
  Other administrative costs                               5,594            7,112           21,409           17,751
  Unusual items:
     Audit Fees - 1995-1998                                    -          (50,000)               -          180,000
     Advisory fees                                             -                -          390,000                -
     Legal - NTN litigation                               10,135                -           14,904            7,620
     Payroll taxes, penalty and interest - Q3'1995             -            5,905                -           12,157
                                                    -------------    -------------    -------------    -------------
      Total G&A expenses                                 281,665          126,783          894,361          530,523

Reorganization items:
  Professional fees                                            -          121,467          105,522          755,646
  U.S. Trustee quarterly fees                                250              500            1,000            1,000
                                                    -------------    -------------    -------------    -------------
       Total reorganization items                            250          121,967          106,522          756,646
                                                    -------------    -------------    -------------    -------------
Loss from operations                                     281,915          248,750        1,000,883        1,287,169

Other income:
  Proceeds (losses) from litigation                   (3,301,000)      10,375,380       (3,081,785)      10,375,380
  Interest income (expense)                               10,196         (161,387)           4,849         (158,861)
  Net profit (loss) from investment in affiliate
   accounted for by the equity method                   (273,160)               -         (278,651)               -
                                                    -------------    -------------    -------------    -------------
Net income (loss) before federal & state taxes        (3,845,879)       9,965,243       (4,356,470)       8,929,350
  Federal & state income taxes                                 -                -              800              800
                                                    -------------    -------------    -------------    -------------
Net profit (loss)                                   $ (3,845,879)    $  9,965,243     $ (4,357,270)    $  8,928,550
                                                    =============    =============    =============    =============

See accompanying notes to consolidated financial statements.


INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------
                                                                   2000              1999
                                                               -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                            $ (4,357,270)    $  8,928,550
  Adjustments to reconcile net loss to net cash provided
   by (used for) operating activities:
      Reorganization expenses                                             -          966,867
      Changes in assets and liabilities:
        Prepaid expenses                                            (22,781)          (1,562)
        Accounts payable                                            (71,055)         243,624
        Liabilities subject to compromise                         2,331,397      (41,439,566)
        Other accrued liabilities                                   350,000         (211,221)
                                                               -------------    -------------
           Cash provided by (used in) operating activities:      (1,769,709)     (31,513,308)

Cash flows from investing activities:
  Investment in TWIN Entertainment Inc.                            (221,349)               -
                                                               -------------    -------------
           Cash provided by (used in) investing activities:        (221,349)               -

Cash flows from financing activities:
  Sale of common stock                                              350,997            2,106
  Exercise of options                                                     -           13,500
  Proceeds from settlement agreement                                      -       39,072,949
                                                               -------------    -------------
           Cash provided by (used in) financing activities:         350,997       39,088,555

Net increase (decrease) in cash                                $ (1,640,061)    $  7,575,247

Cash:
  Beginning of period                                             7,576,158          300,601
  End of period                                                   5,936,097        7,875,848


See accompanying notes to consolidated financial statements.

                            INTERACTIVE NETWORK, INC.

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2000

The consolidated financial information of Interactive Network, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the year ended December 31, 1999 filed with the Securities and Exchange Commission ("SEC") on April 14, 2000. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2000.

Long term liabilities consist of legal fees and expenses incurred in connection with the Company's Chapter 11 bankruptcy proceedings. Payment of Morrison & Foerster's pre-confirmation fees, which is subject to Bankruptcy Court approval, was deferred by this agreement until April 22, 2000, when payment was due in full without interest. As the Company lacked funds to pay Morrison & Foerster's fees at that time, Morrison & Foerster did not apply to the Bankruptcy Court for approval of its fees. However, it expects to do so soon. The amount of preconfirmation fees sought by Morrison & Foerster is subject to reduction by the Bankruptcy Court. KPMG LLP, which provided the Company with audit services in the pre-confirmation period, sought approximately $200,000 in fees. The Company negotiated a reduced rate, and the Bankruptcy Court approved payment of the reduced amount of $180,000, which the Company paid in February, 2000.

INVESTMENT IN AFFILIATE. The Company owns 50% of the outstanding capital stock of TWIN Entertainment, Inc. ("TWIN Entertainment"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV"). TWIN Entertainment's offices are located at 4929 Wilshire Boulevard - Suite 930, Los Angeles, CA 90010. TWIN Entertainment operates in the United States and Canada using technology licensed by the Company and Two Way TV.

The $278,651 of loss from investment represents the operating expenses of TWIN Entertainment for the period from January 31, 2000 (inception) through June 30, 2000, accounted for by the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in the Company's Annual Report for the year ended December 31, 1999, filed with the SEC on April 14, 2000. The discussion of the Company's current business and future expectations under this item contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements" below and in the section "Factors Affecting Future Operating Results" from Item 1 of the Company's 10-K for the fiscal year ended December 31, 1999, incorporated herein by reference.

OVERVIEW

Our company was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August 1995, due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T), NBC, Gannet, Motorola, Sprint, and AC Nielson.

Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. Our prior strategic investors remain as our stockholders and our current management is confident in its strategy to deliver stockholder value by marketing our intellectual property and by working to enhance and develop our patent portfolio. We plan to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that will not involve large overhead demands.

To provide the technical and management expertise to assist in the fulfillment of our goals, we established an advisory panel of consultants and re-employed our former Chief Scientist, Dr. Robert Brown. Further, our management is planning to hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan has been approved by the Bankruptcy Court and we continue to expend significant resources in litigating disputed claims. In addition, we expend significant resources in the maintenance and enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being created.

On January 31, 2000, we consummated the formation of a joint venture company, TWIN Entertainment, to be co-managed by us and Two Way TV under the terms of a Joint Venture and Stock Purchase Agreement dated as of December 6, 1999. A Form 8-K Report regarding this matter was filed with the SEC on February 11, 2000 and is incorporated herein by reference. We currently expect that TWIN Entertainment will develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. We have licensed TWIN Entertainment the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV also licensed to TWIN Entertainment certain technology on a non-exclusive basis. Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV.

Presently, TWIN Entertainment's management is in discussions with a number of companies to obtain carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from the Company and Two Way TV. It is our belief that TWIN Entertainment, will use the Company's technology and that of Two Way TV to become an active participant in the interactive television and broadband market.

LIQUIDITY AND CAPITAL RESOURCES

We consummated a settlement agreement with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. $39,072,949 in principal and accrued interest of our outstanding indebtedness was converted at $5.00 per share into 7,814,589 shares of our common stock. Liens on our patent portfolio and other assets were released, and the noteholders paid $10 million plus accrued interest to us. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of June 30, 2000, the balance of these reserved funds was $5.7 million. Material claims of approximately $7.7 million still exist. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. In the event we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient.

Our current business plan continues to be one of exploiting our patent portfolio through negotiating favorable licensing with those companies actively involved in, or planning to enter into, the area of interactive advertising and/or the delivery, or production of interactive entertainment where we believe a license from the Company will be required to avoid their infringement upon one or more of the Company's patents. Where we can not make favorable agreements with companies whom we believe are infringing upon the Company's IP, it is management's intention to litigate that infringement to enforce and to protect this valuable asset. Additionally, we will continue to support TWIN Entertainment, which we feel will be successful in the future by contracting with content providers to create interactive programming and with cable and satellite operators to deliver interactive content to their subscribers. Management intends to continue its patent development program and to continue to seek out mutually advantageous agreements with other related companies to form partnerships and alliances which will enhance the value and assist in exploiting our technology. We currently expect our need for working capital for year 2000 to consist largely of general and administrative expenses, repayment of debt due in 2000, patent development and marketing expenses of approximately $2.6 million expected to be incurred in generating revenues from our intellectual property assets, $1 million paid to and set aside for TWIN Entertainment, and professional fees of approximately $120,000. We anticipate a total operating budget of approximately $4.7 million for year 2000. We currently expect revenues in 2000 to be insufficient to meet budgeted needs for cash and are in negotiations to secure outside sources of financing. In the event we do not secure adequate financing, our ability to meet our working capital needs would be impaired.

We recognize that we will require additional financing to meet our budgeted needs for 2000. In the first quarter of 2000, we entered into agreements with two of our advisory board members whereby they have agreed to provide up to $500,000 in the aggregate in exchange for shares of our common stock under certain circumstances upon our request. Under this agreement, we sold one of the advisory board members 59,241 shares of our common stock for $4.22 per share, with the stock being issued on April 4, 2000. We are also seeking other additional sources of financing.

OTHER CONTINGENCIES AND COMMITMENTS:

David Lockton, a shareholder and our former CEO, filed a complaint in our bankruptcy case seeking specific performance of his alleged stock option rights and damages of $17 million. In March 2000, the Bankruptcy Court ruled that Mr. Lockton could not assert any damage claims with respect to these stock option rights and that his remedy, if any, must be limited to requests for specific performance. Trial of Mr. Lockton's claims was completed in May of 2000. The Bankruptcy Court has not yet issued a decision on these claims.

In the quarter ended March 31, 2000, National Datacast, one of our largest creditors, amended its claim to over $6.3 million from its previous $3.6 million claim. Trial on this claim took place in July. On July 25, 2000, the Bankruptcy Court issued a memorandum decision awarding National Datacast just over $4 million, plus certain interest. The Company intends to seek reconsideration of the decision.

We obtained Bankruptcy Court approval of our previously disclosed preliminary settlement of the claims of the Equitable Life Assurance Society ("Equitable"). Under the settlement, Equitable accepted a total of $840,000 on its scheduled claims of $1.7 million, to be paid one half upon approval by the Bankruptcy Court, and one half in equal monthly installments over the twelve months thereafter, without interest. As of June 30, 2000, the Company had paid the first half of the settlement and made two of the monthly payments.

We are continuing our litigation against NTN Communications, Inc. in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $25,300 in connection with the pursuit of this claim.

We paid $500,000 in the quarter ending March 31, 2000 to TWIN Entertainment pursuant to a corporate joint venture.

RESULTS OF OPERATIONS

REVENUES. During the three and six month periods ended June 30, 2000 and 1999, the Company realized no revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salary, wages and related payroll expenses for executive and administrative personnel legal and accounting fees, other professional services, business travel and other administrative expenses. General and administrative expenses for the three and six month periods ended June 30, 2000 were $281,665 and $504,361 respectively compared to $126,783 and $530,523 for the same periods of 1999. This increase for the three months ended June 30, 2000 versus the comparable period in the prior year was primarily due to higher legal fees related to business development, shareholder relations, and general corporate counsel in addition to higher salaries, wages and related expenses reflecting the re-employed of our former Chief Scientist, Dr. Robert Brown (see discussion above in "Overview"). Additionally, there was a one-time charge of $390,000 included in the six months ended June 30, 2000 for advisory fees recorded in the previous quarter ended March 31, 2000.

REORGANIZATION ITEMS. Reorganization items consist primarily of legal and trustee fees directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement and the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing. Reorganization expenses for the three and six month periods ended June 30, 2000 were $250 and $106,522 respectively compared to $121,967 and $756,646 for the comparable periods in 1999. This decrease from prior periods was primarily due to reduced legal expense related to our defense of contested claims with unsecured creditors.

INTEREST INCOME (EXPENSE). Interest income (expense) consists primarily of interest earned on cash and cash equivalents held by the Company, offset by interest accrued on unsecured claims pending resolution. For the three and six month periods ended June 30, 2000, we incurred interest expense of $89,000 and $106,000 respectively related to disputed claims in our bankruptcy pending resolution. This was substantially offset by $99,196 and $100,653 of interest earned on cash and cash equivalents held by the Company for the comparable periods. The Company had $199,849 of interest income on cash deposits and interest expense of $195,000 on unsecured debt for the six month period ended June 30, 2000. The $128,711 increase in interest income for the six months ended June 30, 2000 over the comparable period of 1999 was primarily due to the increased cash balances on deposit as a result of the settlement with the secured senior noteholders. The decrease in interest expense for the six months ended June 30, 2000 when compared to the comparable period of 1999 was $35,000 reflecting the declining balance of unsecured debt.

OTHER INCOME (EXPENSE). During the three and six month periods ended June 30, 2000, the Company recorded $3,301,000 in expenses to adjust previous estimates of its liabilities to unsecured creditors. This included a $776,000 increase based on the settlement agreement with Equitable Assurance Society and subsequently approved by the Bankruptcy Court. Additionally, the Company increased its accrued liability to reflect the recent memorandum decision of the Bankruptcy Court for the National Datacast proceedings (see discussion under "Legal Proceedings"). This increase in accrued liability is partially offset by a reduction in accrued liabilities of $219,215 resulting from a negotiated settlement in the previous quarter. Proceeds from litigation for the three and six month periods ended June 30, 1999 consisted primarily of debt-forgiveness from negotiated settlements with secured senior noteholders and checks written to unsecured creditors in our bankruptcy which were returned for various reasons. There was no comparable income during the same period in 2000.

NET LOSSES. During the three and six month periods ended June 30, 2000 and 1999, the Company incurred net losses of $3,845,879 and $4,357,270, respectively compared to net profits of $9,965,243 and $8,928,550 for the comparable periods of 1999. The losses in the current periods resulted from the adjustment of estimated liabilities for claims of unsecured debtors and having no revenues to offset the ongoing operating expenses and investment losses incurred, compared with the prior period in which the Company received a settlement from litigation (see discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at June 30, 2000.

FOREIGN CURRENCY RATE RISK. We have no transactions in currencies other than U.S. Dollars. We do not currently have any significant foreign currency exposure and we do not expect to incur significant currency-related gains and losses in 2000. We did not engage in foreign currency hedging activities during the six months ended June 30, 2000.

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

                                    PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company continues to pursue the objections it has to claims of creditors in its Bankruptcy proceedings. As of June 30, 2000, we have set aside $5.7 million in a reserve account to pay creditors whose claims we are disputing, as required under our plan of reorganization. Material claims of approximately $7.7 million exist. In the quarter ended March 31, 2000, National Datacast, one of our largest creditors, amended its claim to over $6.3 million from its previous $3.6 million claim. Trial on this claim took place in July. On July 25, 2000, the Bankruptcy Court issued a memorandum decision awarding National Datacast just over $4 million, plus certain interest. The Company intends to seek reconsideration of or appeal the decision.

         David Lockton, a shareholder and our former CEO, filed a complaint in our bankruptcy case seeking specific performance of his alleged stock option rights and damages of $17 million. In March 2000, the Bankruptcy Court ruled that Mr. Lockton could not assert any damage claims with respect to these stock option rights and that his remedy, if any, must be limited to requests for specific performance. Trial of Mr. Lockton's claims was completed in May of 2000. The Bankruptcy Court has not yet issued a decision on these claims.

         We obtained Bankruptcy Court approval of our previously disclosed preliminary settlement of the claims of the Equitable Life Assurance Society ("Equitable"). Under the settlement, Equitable accepted a total of $840,000 on its scheduled claims of $1.7 million, to be paid one half upon approval by the Bankruptcy Court, and one half in equal monthly installments over the twelve months thereafter, without interest. As of June 30, 2000, the Company had paid the first half of the settlement and made two monthly installments.

         The Bankruptcy Court also approved our settlement with Next Factors, Inc. Next Factors was the assignee of claims for Draft Worldwide, Inc. ("Draft"). We scheduled and subsequently paid a claim in May, 1999 to Draft for $63,613. After the bar date for filing proofs of claim passed, Next Factors filed a proof of claim as assignee of Draft for a total of about $350,000 (including pre-petition interest and the amount previously scheduled and subsequently paid). The parties disagreed on whether the proof of claim was defectively late. After discussions and exchange of information, the parties reached the settlement under which we paid Next Factors $100,000 in addition to the $63,613 previously paid in full satisfaction of their claims.

         Other claims of unsecured creditors remain at issue, with settlement discussions continuing in most instances.

         We continue to pursue our claims for patent infringement against NTN Communications, Inc. in Canada and intend to litigate these claims to full resolution. To date, we have incurred expenses of approximately $25,300 in connection with the pursuit of this claim. As is customary in Canada, we were also required by the Court to post a bond for $20,700 to cover the defendants legal costs in the case of an unfavorable decision against the Plaintiff.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Recent Sales of Unregistered Securities

         On April 4, 2000 the Board sold Mr. Gregory Freishtat, in connection with his February 8, 2000 Addendum to Consulting Agreement dated July 10, 1999, filed as exhibit 10.15 in the Company's Form 10-K filed with the SEC on April 14, 2000 and incorporated herein by reference, 59,241 shares of the Registrant's common stock for $4.22 per share, the March 28, 2000 closing price of the Registrant's common stock, pursuant to
         Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) We held our annual meeting on June 30, 2000.

         (b) At the annual meeting, the shareholders elected for one year terms Bruce Bauer, William Green, William Groeneveld, Robert Luxenberg and Robert Hesse.

         (c) At the annual meeting on June 30, 2000, the shareholders also (1) failed to approve the grant to TWIN Entertainment, Inc. of an exclusive license to use Interactive's intellectual property for developing, marketing and providing digital and analog interactive services, products and technology in specified territories pursuant to the terms and conditions of a joint venture license agreement entered into with TWIN Entertainment and Two Way TV Ltd. by a vote of 5,247,069 votes for, 14,423,096 votes against, 2.655,524 votes abstaining and 2,945,807 non-votes; (2) approved an amendment to our 1999 stock option plan increasing the number of shares of our common stock authorized for issuance under the plan from 3,650,000 shares to 5,000,000 shares by a vote of 13,293,578 votes for, 9,352,410 votes against, 2,585,908 votes abstaining and 3,000 non-votes; (3) elected to our Board of Directors Bruce Bauer by a vote of 16,415,967 votes for and 3,150 votes withheld, William Green by a vote of 16,415,967 votes for and 3,150 votes withheld, William Groeneveld by a vote of 16,415,967 votes for and 3,150 votes withheld, Robert Luxenberg by a vote of 7,384,062 votes for, and Robert Hesse by a vote of 6,645,610 votes for; and (4) ratified the appointment of Marc Lumer & Company as our independent auditors for the current year by a vote of 18,335,405 votes for, 2,175,317 votes against, 3,600 votes abstaining and 4,756,508 non-votes.

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

Date: August 12, 2000

                                  INTERACTIVE NETWORK, INC.
                                  (Registrant)

                                  By: /s/ Bruce W. Bauer
                                      ------------------------------------------
                                          Bruce W. Bauer
                                          Chairman of the Board
                                          President and Chief Executive Officer