Form 10-Q/A
period 2000-06-30
INTERACTIVE NETWORK INC /CA
filed 2000-11-09
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)



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

Yes [X]  No [ ]


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                     Shares outstanding as of June 30, 2000
-----                                     --------------------------------------
Common Stock                                            39,427,605

                                Explanatory Note

         This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 is being filed to amend Part II, Item 4 to read as follows. No other changes are being made to the Form 10-Q.

                            INTERACTIVE NETWORK, INC.

                                      INDEX



PART II.  OTHER INFORMATION                                                 Page
                                                                            ----

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 1

    SIGNATURES................................................................ 2

                                    PART II.
                                OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) We held our annual meeting on June 30, 2000.

         (b) At the annual meeting, the shareholders elected for one year terms Bruce Bauer, William Green, William Groeneveld, John Bohrer and Robert Hesse.

         (c) At the annual meeting on June 30, 2000, the shareholders also (1) failed to approve the grant to TWIN Entertainment, Inc. of an exclusive license to use Interactive's intellectual property for developing, marketing and providing digital and analog interactive services, products and technology in specified territories pursuant to the terms and conditions of a joint venture license agreement entered into with TWIN Entertainment and Two Way TV Ltd. by a vote of 5,247,069 votes for, 14,423,096 votes against, 2,655,524 votes abstaining and 2,945,807 non-votes; (2) approved an amendment to our 1999 stock option plan increasing the number of shares of our common stock authorized for issuance under the plan from 3,650,000 shares to 5,000,000 shares by a vote of 13,293,578 votes for, 9,352,410 votes against, 2,585,908 votes abstaining and 3,000 non-votes; (3) elected to our Board of Directors, through cumulative voting, Bruce Bauer by a vote of 16,415,967 votes for and 3,150 votes withheld, William Green by a vote of 16,415,967 votes for and 3,150 votes withheld, William Groeneveld by a vote of 16,415,967 votes for and 3,150 votes withheld, John Bohrer by a vote of 16,415,967 votes for and 3,150 votes withheld, and Robert Hesse by a vote of 6,645,610 votes for and no votes withheld; and (4) ratified the appointment of Marc Lumer & Company as our independent auditors for the current year by a vote of 18,335,405 votes for, 2,175,317 votes against, 3,600 votes abstaining and 4,756,508 non-votes.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: November 9, 2000

                                     INTERACTIVE NETWORK, INC.
                                     (Registrant)

                                     By: /s/ Bruce W. Bauer
                                         --------------------------
                                         Bruce W. Bauer
                                         Chairman of the Board
                                         President and Chief Executive Officer