Form 10-K/A
period 2000-06-30
INTERACTIVE NETWORK INC /CA
filed 2000-11-09
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (650) 947-3345
                         (Registrant's telephone number)

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

         The aggregate market value of the voting stock held by non-affiliates (non- officers, directors and 10% shareholders and excluding the shares held by the Voting Trust (see Item 12)) of the Registrant, based on the closing price of the common stock on May 19, 2000, as reported on the OTC Bulletin Board for the last trading day prior to that date, was approximately $39.7 million. Shares of common stock held by each executive officer and director and holder of 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of May 19, 2000 the Registrant had outstanding 39,427,605 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 1999 is being filed to amend Item 12, Item 13 and Item 14 to read as follows. No other changes are being made to the Form 10-K.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of May 19, 2000, by
(i) each shareholder known to us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) the named executive officer in the summary compensation table; and (iv) all of our directors and executive officers as a group.

                                                                                          APPROXIMATE
                                                                         SHARES           PERCENT
                                                                         BENEFICIALLY     BENEFICIALLY
NAME OF BENEFICIAL OWNER                                                 OWNED(1)         OWNED(1)
------------------------                                                 --------         --------
AT&T Corp. (2) .................................................         7,773,815           19.70%
      32 Avenue of the Americas
      New York, NY  10013-2412

National Broadcasting Company Holding, Inc. (2) ................         3,645,575            9.20%
     30 Rockefeller Plaza
     New York, NY 10112

Gannett Co., Inc. (3)...........................................         2,196,666            5.50%
     1000 Wilson Boulevard
     Arlington, VA 22209

Voting Agreement (4) ...........................................         7,814,589           19.80%
David B. Lockton (5) ...........................................         2,250,000            5.70%
Bruce W. Bauer (6) .............................................         2,150,500            5.40%
John J. Bohrer (7) .............................................           222,850            *
William H. Green (8)............................................            75,000            *
William L. Groeneveld (9).......................................            62,500            *
Robert Brown (10)...............................................           137,375            *
All executive officers and directors as a group (5 persons) (11)         2,648,225            6.70%
-------------------

*      Less than 1% of outstanding shares.

(1) The percentage calculation is based on an aggregate of 39,427,605 shares outstanding as of May 19, 2000. Except as indicated and pursuant to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)    Includes for each entity only those shares listed herein for such entity:
       (i) 2,942,907 shares held by Tele-Communications, Inc., a wholly-owned subsidiary of AT&T Corp and (ii) 1,902,279 shares held by National Broadcasting Company Holding, Inc., a wholly-owned subsidiary of General Electric Company which are subject to the Voting Agreement (see footnote 4 below).

(3) Pursuant to a Stock Purchase Agreement dated December 2, 1992, Gannett Co., Inc. ("Gannett"), so long as it owns at least 500,000 shares of the Company's Common Stock, has the right to cause the Company to include one person designated by Gannett in the slate of nominees recommended for election as director. The Company is required to use its best efforts to cause such designee to be elected as a director, and David B. Lockton has agreed to vote his shares to cause such designee of Gannett to be elected to the Board of Directors. Gannett has advised the Company that it will not exercise any rights it has under the 1992 Agreement to designate a person to be elected to the Company's Board of Directors this year.

(4) Pursuant to a certain voting agreement, each of the parties to a certain settlement agreement agreed to vote their shares issued in such agreement as directed by a committee (except for matters relating to David Lockton and certain major transactions of our company), which currently consists of John Bohrer, William H. Greene and Bruce Bauer. This agreement does not provide for any other joint action by the parties thereto. The parties to the voting agreement disclaim beneficial ownership of shares owned by other parties thereto, and the committee disclaims beneficial ownership of all of the shares subject to the voting agreement.

(5) As of May 19, 2000, David Lockton claimed ownership of options to purchase 2,250,000 shares. He claimed that one option granted in October of 1994 gave him the right to purchase 450,000 shares acquirable upon exercise of stock options that were then currently exercisable and a second option granted as of November 3, 1995 gave him the right to purchase 1,800,000 shares acquirable upon exercise of stock options that were then currently exercisable. We disputed the ownership and validity of these options. Trial on these matters took place May 8-11 and May 30-31, 2000 in U.S. Bankruptcy Court. A Memorandum Decision filed by the Bankruptcy Court on September 27, 2000 found that Lockton had the right to exercise options to purchase 900,000 shares. This right is forfeited if Lockton does not exercise it within thirty days of the filing of the judgment. The judgment has been filed and neither Lockton nor the Company have decided whether to appeal the judgment. We have no knowledge regarding Lockton's ownership of any other shares.

(6) Includes (i) 100,500 shares of Common Stock and (ii) 2,050,000 shares that may be acquired upon exercise of stock options that are currently exercisable.

(7) Includes 150,000 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable.

(8) Includes 75,000 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable.

(9) Includes 62,500 shares of Common Stock that may be acquired upon exercise of stock options that are exercisable.

(10) Includes 100,000 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable within 60 days of March 1, 2000.

(11) Includes 2,337,500 shares of Common Stock that may be acquired upon exercise of stock options that are exercisable within 60 days of March 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GANNETT AGREEMENTS

         We entered into a stock purchase agreement with Gannett and David B. Lockton, dated December 2, 1992, as amended (the "Gannett Agreement"). Under the Gannett Agreement, we sold 1,000,000 shares of common stock to Gannett at a price of $5.00 per share. The shares sold to Gannett were subject to adjustment for certain dilutive issuances of securities by us and an aggregate of 1,196,666 shares of common stock have been issued to Gannett pursuant to such anti-dilution provisions; those provisions have since expired. Under the Gannett Agreement, Gannett has the right to cause us to include in the slate of nominees recommended by our board of directors or management to shareholders for election as directors at each annual meeting of shareholders one person designated by Gannett. We are required to use our best efforts to cause any common stock for which our management or directors hold proxies, or are otherwise entitled to vote, to be voted in favor of the election of such designee. In addition, Mr. Lockton is required to vote all shares of common stock owned by him in favor of such designee. Gannett has advised us that it does not choose to exercise its right to designate a director at this time. Under the Gannett Agreement, we have also agreed, among other things, to coordinate with Gannett in developing and marketing certain electronic news services and to provide Gannett with a right of first refusal to participate exclusively in a partnership or joint venture with us in doing so. While we have assumed our obligations under the Gannett Agreement, we have no present plans that would involve the types of business activities contemplated by that agreement.

         The Gannett Agreement also provided Gannett with certain rights with respect to the registration of its shares of our common stock under the Securities Act of 1933, as amended (the "Securities Act"). Under the agreement, if we propose to register any of the securities under the Securities Act, either for our own account or for the account of other security holders exercising registration rights, Gannett is entitled to notice of such registration and is entitled to include shares of such common stock therein. These rights are subject to certain conditions and limitations, among them the right of the underwriters of a registered underwritten offering to limit the number of shares included in that registration. In addition, Gannett has the right to demand that we file a registration statement under the Securities Act at our expense with respect to its shares of common stock, and we are required to use our best efforts to effect such registration, subject to certain conditions and limitations, including our right not to effect a requested registration within three months following an offering of its securities. Gannett may also require us to file registration statements on Form S-3 when such registration form is available to us. We are generally obligated to pay all expenses incurred in connection with such registrations, except for underwriting discounts, selling commissions and stock transfer taxes.


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

         (3)      Exhibits:

                  The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

                                  EXHIBIT INDEX



    EXHIBIT
     NUMBER                    EXHIBIT DESCRIPTION
     ------                    -------------------

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

      3.4(a) Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 4.2 of Exhibits to Registrant's Form S-1 Registration Statement, as filed with the Commission on November 10, 1992)

      3.4(b) Amendment to Bylaws of the Registrant, dated February 26, 1999 (incorporated by reference to Exhibit 3.4(b) of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)

      4.1 Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Form S-1 Registration Statement (No. 33-58780), filed with the Commission on February 25, 1993)

      9.1 Voting Trust Agreement, included in Settlement Agreement attached as an Exhibit to the Plan of Reorganization, filed by Registrant in the United States Bankruptcy Court for the Northern District of California (incorporated by reference to Exhibit 1.1 of Exhibits to Registrant's Form 8-K, as filed with the Commission on April 29, 1999)

    *10.1        Sale of Patent Agreement, between the Registrant and David B.
                 Lockton, dated November 18, 1986, and amendments thereto, dated December 21, 1987 and July 30, 1990

    *10.5 Settlement Agreement and Covenant Not to Sue, between the Registrant and NTN Communications, Inc., dated April 1987, and attached Patent License Agreement (Exhibit 10.17 of Registration Statement)

    *10.6(a) Employment Agreement, between the Registrant and David B. Lockton, dated January 1, 1991 (incorporated herein by reference to Exhibit 10.22 of Registration Statement)

     10.6(b)     Rider to Employment Agreement, between the Registrant and David
                 B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.54 to the Annual Report of the Registrant on Form 10-K for the year ended December 31, 1994)

     10.7 Deferred Compensation and Non-Competition Agreement, between the Registrant and David B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.53 of Exhibit B to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)

     10.8 1999 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Special Meeting of Shareholders of Registrant held on March 31, 1999 -- filed with the Commission on March 15, 1999)

     10.9 Form of Stock Option Agreement for use with the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)

    *10.10 Form of Indemnification Agreement (Exhibit 10.31 of Form S-1 Registration Statement)

     10.11 Termination and License Agreement, dated January 31, 2000, between the Registrant and Two Way TV Limited, a corporation organized under the laws of England and Wales (incorporated by reference to Exhibit 2.5 of Form 8-K, as filed with the Commission dated February 11, 2000).

     10.12 Joint Venture and Stock Purchase Agreement, dated December 6, 1999, between the Registrant and Two Way TV Ltd., a corporation organized under the laws of England and Wales (incorporated by reference to Exhibit 2.1 of Form 8-K, as filed with the Commission dated February 11, 2000).

     10.13 Joint Venture License Agreement, dated January 31, 2000, between the Registrant, Two Way TV Limited, a corporation organized under the laws of England and Wales, and TWIN Entertainment Inc., a Delaware corporation (incorporated by reference to Exhibit 2.2 of Form 8-K, as filed with the Commission dated February 11, 2000).

     10.14(a) Stock Purchase Agreement, dated December 2, 1992, among the Registrant, Gannett Co., Inc. and David B. Lockton (incorporated by reference to Exhibit 28.4 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on December 17, 1992)

     10.14(b) Waiver and Amendment of Stock Purchase Agreement, with Gannett Co., Inc., dated September 22, 1994 (incorporated by reference to Exhibit 10.12(b) of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)

     10.15 Employment Agreement between the Registrant and Bruce Bauer, dated April 13, 2000 (incorporated by reference to Exhibit
                 10.13 of Exhibits to Registrant's Form 10-K Annual Report, filed with the Commission on April 14, 2000)

     10.16 Employment Agreement between the Registrant and Dr. Robert Brown, dated April 13, 2000 (incorporated by reference to
                 Exhibit 10.14 of Exhibits to Registrant's Form 10-K Annual Report, filed with the Commission on April 14, 2000)

     10.17 Addendum to Consulting Agreement for Gregg Freishtat (incorporated by reference to Exhibit 10.15 of Exhibits to Registrant's Form 10-K Annual Report, filed with the Commission on April 14, 2000)

     10.18 Addendum to Consulting Agreement for Eduard Mayer (incorporated by reference to Exhibit 10.16 of Exhibits to Registrant's Form 10-K Annual Report, filed with the Commission on April 14,
                 2000)

     23.1        Consent of KPMG LLP

     25.1 Power of Attorney. Reference is made to the signature page of this Report.
--------------------

     * Incorporated by reference to the Exhibits of corresponding number (unless otherwise noted) to Registrant's Form S-1 Registration Statement (No. 33-42951) filed with the Commission on September 24, 1991, as amended.

     (b)      Reports on Form 8-K.

* Form 8-K Report, filed with the Securities and Exchange Commission (the "SEC") on April 15, 1999.
*    Form 8-K Report, filed with the SEC on April 29, 1999.
*    Form 8-K Report, filed with the SEC on May 26, 1999.
*    Form 8-K Report, filed with the SEC on February 11, 2000.
*    Form 8-K Report, filed with the SEC on March 10, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERACTIVE NETWORK, INC.

                                 By: /s/ Bruce W. Bauer
                                     -------------------------------
                                     Bruce W. Bauer
                                     Chairman of the Board, Chief Executive
                                     Officer and President
                                     (Principal Executive Officer)
                                 Date: November 9, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                           TITLE                                           DATE

/s/ Bruce Bauer                Chairman of the Board, Chief Executive Officer        November 9, 2000
------------------------       and President (Principal Executive Officer &
 Bruce W. Bauer                Prinicipal Financial Officer)