Form 10-Q
period 2000-09-30
INTERACTIVE NETWORK INC /CA
filed 2000-11-14
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period from ________ to ________

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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Shares outstanding as of September 30, 2000
-----                              -------------------------------------------
Common Stock                                       40,537,441

                            INTERACTIVE NETWORK, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

        ITEM 1. FINANCIAL STATEMENTS..........................................1

                CONSOLIDATED BALANCE SHEETS AS OF
                 SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999.........1

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  FOR THE THREE AND NINE MONTH PERIODS ENDED
                  SEPTEMBER 30, 2000 AND 1999.................................2

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                  AND 1999....................................................3

                NOTES TO FINANCIAL STATEMENTS.................................4

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................4

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...........................................9


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS...........................................10

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...................11

         ITEM 6. EXHIBITS....................................................12

         SIGNATURES..........................................................13

INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                       2000             1999
                                                                  --------------   --------------
                                                                   (UNAUDITED)
                         ASSETS
Current assets:
     Restricted cash                                              $   6,343,121    $   6,365,758
     Cash                                                                 5,821        1,210,399
     Prepaid expenses and other current assets                           47,533           81,796
                                                                  --------------   --------------
           Total current assets                                       6,396,475        7,657,953

Investments, net of promissory note receivable                          715,285                -
                                                                  --------------   --------------
           Total assets                                           $   7,111,760    $   7,657,953
                                                                  ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                             $   1,162,968    $     614,077
     Accrued liabilities to officer                                           -            3,600
                                                                  --------------   --------------
           Total current liabilities                                  1,162,968          617,677

Liabilities subject to compromise                                     7,807,086        5,015,718

Deferred legal fees                                                     916,867          916,867
Commitments and contingencies                                                 -                -

Shareholders' deficit:
     Preferred stock, no par value, 10,000,000 shares
        authorized; no shares issued and outstanding as of
        September 30, 2000 and December 31, 1999, respectively                -                -

     Common stock, no par value, 150,000,000 shares authorized;
        40,537,441 and 38,855,030 shares issued and outstanding
        as of September 30, 2000 and December 31, 1999,
        respectively                                                144,079,807      142,374,810

     Accumulated deficit                                           (146,854,968)    (141,267,119)
                                                                  --------------   --------------
           Total shareholders' equity (deficit)                      (2,775,161)       1,107,691
                                                                  --------------   --------------
     Total liabilities and shareholders' deficit                  $   7,111,760    $   7,657,953
                                                                  ==============   ==============

See accompanying notes to consolidated financial statements.

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                   -----------------------------   -----------------------------
                                                        2000            1999            2000            1999
                                                   -------------   -------------   -------------   -------------
REVENUES:
General and administrative expenses:
  Salaries                                         $     81,188    $     73,531    $    213,016    $    159,478
  Employer payroll taxes and benefits                     6,524          20,948          23,309          58,482
  Legal Fees                                            177,642          77,127         348,619         113,043
  Accounting fees                                        40,340           7,459          94,711          35,166
  Professional fees and contract labor                   69,233          54,383          97,839         100,700
  Shareholder relations - proxy                         210,795               -         239,454          51,259
  Travel, meals and entertainment                        11,256          20,877          42,912          20,877
  Rent                                                    6,000           4,066          11,165           7,366
  Other administrative costs                              7,267          17,747          29,477          60,512
  Unusual items:
     Audit Fees - 1995-1998                                   -               -               -         180,000
     Advisory fees                                            -               -         390,000               -
     Legal - NTN litigation                              19,911           8,113          34,815          15,733
     Taxes, penalty and interest                         12,746               -          12,746          12,157
                                                   -------------   -------------   -------------   -------------
      Total G&A expenses                                642,902         284,251       1,538,063         814,773

REORGANIZATION ITEMS:
  Professional fees                                     242,746         107,207         348,268         862,853
  U.S. Trustee quarterly fees                               250           1,750           1,250           2,750
                                                   -------------   -------------   -------------   -------------
       Total reorganization items                       242,996         108,957         349,518         865,603
                                                   -------------   -------------   -------------   -------------
Loss from operations                                    885,898         393,208       1,887,581       1,680,376

OTHER INCOME:
  Proceeds (losses) from litigation                           -          38,519      (3,081,785)     10,413,899
  Interest income (expense)                             (83,817)        (99,411)        (78,968)       (258,272)
  Net profit (loss) from investment in affiliate
   accounted for by the equity method                  (256,064)              -        (534,715)              -
                                                   -------------   -------------   -------------   -------------
Net income (loss) before federal & state taxes       (1,225,779)       (454,100)     (5,583,049)      8,475,251
  Federal & state income taxes                            4,800               -           4,800             800
                                                   -------------   -------------   -------------   -------------
Net profit (loss)                                  $ (1,230,579)   $   (454,100)   $ (5,587,849)   $  8,474,451
                                                   =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                        2000            1999
                                                                   -------------   -------------
Cash flows from operating activities:
     Net income (loss)                                             $ (5,587,849)   $  8,474,451
     Adjustments to reconcile net loss to net cash provided
       by (used for) operating activites:
         Reorganization expenses                                              -       1,074,074
         Changes in assets and liabilities:
             Prepaid expenses                                            34,263          (1,562)
             Accounts payable                                           548,891         248,861
             Liabilities subject to compromise                        2,791,368     (41,322,566)
             Other accrued liabilities                                   (3,600)       (211,221)
                                                                   -------------   -------------
                Cash provided by (used in) operating activities:     (2,216,927)    (31,737,963)

Cash flows from investing activities:
     Promissory note receivable from TWIN Entertainment                (750,000)              -
     Investment in TWIN Entertainment                                    34,715               -
                                                                   -------------   -------------
                Cash provided by (used in) investing activities:       (715,285)              -

Cash flows from financing activities:
     Sale of common stock                                             1,704,996           2,106
     Exercise of options                                                      -          18,000
     Proceeds from settlement agreement                                       -      39,072,949
                                                                   -------------   -------------
                Cash provided by (used in) financing activities:      1,704,996      39,093,055

Net increase (decrease) in cash                                    $ (1,227,216)   $  7,355,092

Cash:
     Beginning of period                                              7,576,158         300,601
     End of period                                                    6,348,942       7,655,693

See accompanying notes to consolidated financial statements.

                            INTERACTIVE NETWORK, INC.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2000


The consolidated financial information of Interactive Network, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the year ended December 31, 1999 filed with the Securities and Exchange Commission ("SEC") on April 14, 2000. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2000.

Long term liabilities consist of legal fees and expenses incurred in connection with the Company's Chapter 11 bankruptcy proceedings and general corporate work. Payment of Morrison & Foerster's pre-confirmation fees, which is subject to Bankruptcy Court approval, was deferred by agreement until April 22, 2000, when payment was due in full without interest. As the Company lacked funds to pay Morrison & Foerster's fees at that time, Morrison & Foerster did not apply to the Bankruptcy Court for approval of its fees. However, it expects to do so soon. The amount of preconfirmation fees sought by Morrison & Foerster is subject to reduction by the Bankruptcy Court and the payment of the preconfirmation fees is subject to an agreement between Morrison & Foerster and the Company.

KPMG LLP, which provided the Company with audit services in the pre-confirmation period, sought approximately $200,000 in fees. The Company negotiated a reduced rate, and the Bankruptcy Court approved payment of the reduced amount of $180,000, which the Company paid in February 2000.

INVESTMENT IN AFFILIATE. The Company owns 50% of the outstanding capital stock of TWIN Entertainment, Inc. ("TWIN Entertainment"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV"). TWIN Entertainment's offices are located at 4929 Wilshire Boulevard - Suite 930, Los Angeles, CA 90010. TWIN Entertainment operates in the United States and Canada using technology licensed by the Company and Two Way TV. The Company made an additional investment in TWIN Entertainment in September 2000, and Two Way TV made a similar investment, leaving the relative ownership interests in TWIN Entertainment unchanged. Each party made a $750,000 loan to TWIN Entertainment in which each shareholder reserves the right to convert such amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the shareholders of TWIN Entertainment, Interactive Network and Two Way TV.

The $534,715 of loss from investment represents the operating expenses of TWIN Entertainment for the period from January 31, 2000 (inception) through September 30, 2000, accounted for by the equity method.

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

OVERVIEW

Interactive Network was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August 1995, due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T), NBC, Gannet, Motorola, Sprint, and AC Nielson.

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

To provide the technical and management expertise to assist in the fulfillment of our goals, we established an advisory panel of consultants and re-employed our former Chief Scientist, Dr. Robert Brown. Further, our management is planning to hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan has been approved by the Bankruptcy Court and we continue to expend significant resources in litigating disputed claims. In addition, we expend significant resources in the maintenance and enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being developed.

On January 31, 2000, we consummated the formation of a joint venture company, TWIN Entertainment, to be co-managed by us and Two Way TV under the terms of a Joint Venture and Stock Purchase Agreement dated as of December 6, 1999. A Form 8-K Report regarding this matter was filed with the SEC on February 11, 2000 and is incorporated herein by reference. We currently expect that TWIN Entertainment will develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. We have licensed TWIN Entertainment the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV also licensed to TWIN Entertainment certain technology on a non-exclusive basis. Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we settled all outstanding claims with Two Way TV and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV in exchange for a royalty payment of a certain percentage of Two Way TV's world wide sales. Under the terms of the agreement, Two Way TV will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, a Form 8-K Report regarding this matter was filed with the SEC on February 11, 2000 and is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the royalty payment increasing by a minimum of eight percent (8%) each year thereafter.

Presently, TWIN Entertainment's management is in discussions with a number of companies to obtain carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from the Company and Two Way TV. It is our belief that TWIN Entertainment will use the Company's intellectual property and Two Way TV's technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

LIQUIDITY AND CAPITAL RESOURCES

We consummated a settlement agreement with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of September 30, 2000, the balance of these reserved funds was $5.7 million. As of November 1, 2000, the total of all allowed and disputed prepetition claims either allowed or disputed totaled approximately $6.662 million. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. In the event we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient. Certain investors have agreed to allow the Company to use funds committed in our recently completed financing (see below) by them to supplement our bankruptcy reserve account to provide for 100% coverage of the remaing claims covered by this account under our confirmed plan of reorganization as of November 30, 2000 and to add funds thereafter on a monthly basis to retain the 100% coverage as interest accrues on certain of those claims, as applicable. By this arrangement, we have obtained an order of the Bankruptcy Court staying the enforcement of the National Datacast, Inc., claim. The Bankruptcy Court allowed the claim pending our appeal of that judgment so long as we keep the reserve account funded in accordance with the specific terms of the order, which we expect the Bankrupcty Court will enter on November 13, 2000. We expect to pay certain of those claims as they come due and to continue to challenge others. The claims are also secured by a lien on the revenue arising from the Company's intellectual property, a lien which does not attach to the intellectual property itself.

Our current business plan continues to be one of exploiting our patent portfolio through negotiating favorable licensing with those companies actively involved in, or planning to enter into, the area of interactive advertising and/or the delivery, or production of interactive entertainment where we believe a license from the Company will be required to avoid their infringement upon one or more of the Company's patents. Where we can not make favorable agreements with companies whom we believe are infringing upon the Company's intellectual property, it is management's intention to litigate that infringement to enforce and to protect our rights. Additionally, we will continue to support TWIN Entertainment, which we feel will be successful in the future by contracting with content providers to create interactive programming and with cable and satellite operators to deliver interactive content to their subscribers.

Management intends to continue its patent development program and to continue to seek out mutually advantageous agreements with other related companies to form partnerships and alliances which will enhance the value of, and assist in exploiting, our technology. We continue to pursue our claims for patent infringement against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada and intend to litigate these claims to full resolution. To date, we have incurred expenses of approximately $45,548 in connection with the pursuit of this claim. As is customary in Canada, we were also required by the Court to post a bond for $20,700 to cover the defendants legal costs in the case of an unfavorable decision against the Plaintiff.

We currently expect our need for working capital for the remainder of fiscal year 2000 to consist largely of general and administrative expenses, repayment of debt due in 2000, professional fees, and patent development and marketing expenses to establish a groundwork for generating revenues from our intellectual property assets. In addition, $1.25 million total has been paid to TWIN Entertainment in 2000. We have raised approximately $1.3 million through the sale of our common stock, plus warrants for the purchase of our common stock, to private investors as of September 30, 2000, and continue to solicit further investment under this agreement. We entered into a Stock Purchase and Investment Agreement dated September 13, 2000 with certain investors under which we agreed to sell to the investors a minimum of 615,000 units and a maximum of 3,250,000 units for $1.22 per unit. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. Under the agreement, these investors retain substantial control over the use of proceeds from their investment. In September 2000, investors purchased 1,109,836 units for total gross proceeds to the Company of approximately $1.3 million, of which $750,000 has been invested in TWIN Entertainment. The $750,000 invested in TWIN Entertainment is in the form of a loan in which each shareholder reserves the right to convert to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the shareholders of TWIN Entertainment, Interactive Network and Two Way TV.

In October 2000, we increased the maximum number of units offered under this agreement to approximately 4.9 million units. In October 2000, investors purchased an additional 1,369,835 units for total gross proceeds to the Company of approximately $1.6 million. We intend to close this round of financing on or before November 30, 2000. In addition to the $750,000 paid to TWIN Entertainment, $930,530 has been set aside for the bankruptcy reserve account to provide for 100% coverage of the remaining claims it protects under our confirmed plan of reorganization as of November, 2000, and we intend to use the remainder to fund our operations through the end of 2000 and the first quarter of 2001. We believe that we will raise a total of between $3.9 million and $6.0 million in this financing. This description is a general summary only and does not describe all the terms of the investment, which is governed by the Stock Purchase and Investment Agreement. A copy of the Stock Purchase and Investment Agreement has been filed as Exhibit 10.19 to this Form 10-Q and is incorporated herein by reference.

We incurred legal expenses currently reflected on the Balance Sheets of $916,867 prior to confirmation of our bankruptcy reorganization plan on April 22, 1999, which became payable on April 22, 2000, subject to Bankruptcy Court approval, which our counsel intends shortly to seek. We also incurred post-confirmation legal expenses, principally in preparing and litigating objections to claims filed in the bankruptcy proceeding and for general corporate matters, on which a balance of $684,250 remains unpaid, as of September 30, 2000. We have entered into an agreement with our counsel for payment of these expenses on the following terms: the preconfirmation legal fees currently reflected on the Balance Sheets as $916,687 is due and payable on September 30, 2001, interest free until that date and $684,255 payable in equal monthly installments over two years, commencing October 15, 2001, with interest at 1% per annum over Bank of America's prime rate. We will also issue to our counsel a warrant exercisable in whole or in part from time to time for 10 years, to purchase sufficient shares of our common stock to enable the warrant holder, by tender of the warrant in satisfaction of such indebtedness, to extinguish such indebtedness in full. The warrant exercise price will be equal to 101% of the average of the closing bid prices for our common stock for the twenty business days on which the stock traded preceding the date of filing with the SEC of the Company's Form 10-Q for the quarter ended September 30, 2000 but not less than $1.22 per share. In addition to the foregoing legal expenses, through September 30, 2000, contingent legal expenses in the amount of $1,145,308 have been incurred by the Company in contesting claims in the Bankruptcy Court, which we will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to contested claims, or through exercise of a warrant if an appeal is not pursued.

OTHER CONTINGENCIES AND COMMITMENTS:

David Lockton, a shareholder and our former CEO, filed a complaint in our bankruptcy case seeking specific performance of his promissory note for $2.0 million, his alleged stock option rights for 2,225,000 shares of our common stock and back pay on his employment agreement and damages of $17 million. In March 2000, the Bankruptcy Court ruled that Mr. Lockton could not assert any damage claims with respect to these stock option rights and that his remedy, if any, must be limited to requests for specific performance. Trial of Mr. Lockton's claims took place on May 8-11 and May 30-31, 2000. A memorandum decision was filed by the Bankruptcy Court on September 27, 2000. The Bankruptcy Court held that Mr. Lockton retained to the right to be paid $1.85 million under the terms of his promissory note. The Bankruptcy Court also held that Mr. Lockton was entitled to a judgement allowing Mr. Lockton's claim for $913,810.21 under his employment agreement and held that Mr. Lockton has the right to exercise options to purchase 900,000 shares of our common stock at $0.09 per share. This right to exercise options is forfeited if Mr. Lockton does not exercise it within thirty days of the filing of the judgement. The Court also held that Mr. Lockton was entitled to postpetition interest on the amount of the judgment at the rate of 10% per annum simple interest. As of November 1, 2000, the total postpetition interest was approximately $195,000. A judgment was entered on October 30, 2000. On November 13, Mr. Lockton filed a motion to reconsider.

In the quarter ended March 31, 2000, National Datacast, one of our largest creditors, amended its claim to over $6.3 million from its previous $3.6 million claim. Trial on this claim took place in July. On July 25, 2000, the Bankruptcy Court issued a memorandum decision awarding National Datacast just over $4 million, plus payment of certain interest. With interest as provided in the judgment, the claim totaled approximately $4.93 million as of November 1, 2000. We have appealed this judgment. We have also obtained from the Bankrupcty Court a stay of enforcement of the judgment by National Datacast pending the appeal. The stay is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims by the middle of November and adding to the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We expect the stay order to be entered by the Bankrupcty Court on November 13, 2000.

We previously obtained Bankruptcy Court approval of our previously disclosed preliminary settlement of the claims of the Equitable Life Assurance Society ("Equitable"). Under the settlement, Equitable accepted a total of $840,000 on its scheduled claims of $1.7 million, to be paid one half upon approval by the Bankruptcy Court, and one half in equal monthly installments over the twelve months thereafter, without interest. As of September 30, 2000, we have paid the first half of the settlement and made four (4) of the monthly payments.

We obtained a settlement of a disputed claim by Evans Research Associates that was approved by the Bankruptcy Court. Under the settlement, we will pay Evans $12,500, which is approximately 70% of the total amount claimed by Evans.

We are continuing our litigation against NTN Communications, Inc. in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $45,548 in connection with the pursuit of this claim.

We reported a liability of $68,814 on our 1999 Federal income tax return which had not previously been reported or accrued. We believe that the tax liability may be avoidable.

We paid $500,000 in the quarter ending March 31, 2000 to TWIN Entertainment pursuant to a corporate joint venture. We made an additional $750,000 investment in TWIN Entertainment in September, 2000. The $750,000 invested in TWIN Entertainment is in the form of a loan in which each shareholder reserves the right to convert such amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the shareholders of TWIN Entertainment, Interactive Network and Two Way TV.

RESULTS OF OPERATIONS

REVENUES. During the three and nine month periods ended September 30, 2000 and 1999, the Company realized no revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salary, wages and related payroll expenses for executive and administrative personnel, legal and accounting fees, other professional services, business travel and other administrative expenses. General and administrative expenses for the three and nine month periods ended September 30, 2000 were $642,902 and $1,538,063 respectively compared to $284,251 and $814,773 for the same periods of 1999. This increase for the three months ended September 30, 2000 versus the comparable period in the prior year was primarily due to higher legal fees related to business development, shareholder relations, and general corporate counsel in addition to higher salaries, wages and related expenses reflecting the re-employment of our former Chief Scientist, Dr. Robert Brown (see discussion above in "Overview"). Additionally, there was a one-time charge of $390,000 included in the nine months ended September 30, 2000 for advisory fees recorded in the previous quarter ended March 31, 2000 related to additional claims filed with the Bankruptcy Court.

REORGANIZATION ITEMS. Reorganization items consist primarily of legal and trustee fees directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement and the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing. Reorganization expenses for the three and nine month periods ended September 30, 2000 were $242,996 and $349,518 respectively compared to $108,957 and $865,603 for the comparable periods in 1999. This carryover of legal fees from prior periods was primarily due to legal expenses related to our defense of contested claims with unsecured creditors in our bankruptcy reorganization.

INTEREST INCOME (EXPENSE). Interest income (expense) consists primarily of interest earned on cash and cash equivalents held by the Company, offset by interest accrued on unsecured claims pending resolution. For the three and nine month periods ended September 30, 2000, we incurred interest expense of $180,000 and $375,000 respectively related to disputed claims in our bankruptcy pending resolution. This was partially offset by $96,183 and $296,032 of interest earned on cash and cash equivalents held by the Company for the comparable periods. The Company had $88,727 of interest income on cash deposits and interest expense of $347,000 on unsecured debt for the nine month period ended September 30, 1999. The $207,305 increase in interest income for the nine months ended September 30, 2000 over the comparable period of 1999 was primarily due to the increased cash balances on deposit for a longer period of time as a result of the settlement with the secured senior noteholders in May 1999. The increase in interest expense for the nine months ended September 30, 2000 when compared to the comparable period of 1999 was $28,000, reflecting the increased balance in unsecured debt resulting from certain settlement agreements. See discussion under "Other Contingencies and Commitments."

OTHER INCOME (EXPENSE). During the nine month period ended September 30, 2000, we recorded $3,081,785 in expenses to adjust previous estimates of our liabilities to unsecured creditors. This included a $776,000 increase based on the settlement agreement with Equitable Assurance Society and subsequently approved by the Bankruptcy Court. Additionally, we increased our accrued liability to reflect the memorandum decision of the Bankruptcy Court for the National Datacast proceedings (see discussion under "Legal Proceedings"). This increase in accrued liability is partially offset by a reduction in accrued liabilities of $219,215 resulting from a negotiated settlement in the first quarter.

NET PROFIT (LOSSES). During the three and nine month periods ended September 30, 2000 and 1999, we incurred net losses of $1,230,579 and $5,587,849, respectively, compared to net loss of $454,100 and net profit of $8,474,451 for the comparable periods of 1999. The losses in the current periods resulted from the adjustment of estimated liabilities for claims of unsecured debtors and having no revenues to offset the ongoing operating expenses and investment losses incurred, compared with the prior period in which we received a settlement from litigation (see discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources").


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at September 30, 2000.

FOREIGN CURRENCY RATE RISK. We have no transactions in currencies other than U.S. Dollars. We do not currently have any significant foreign currency exposure and we do not expect to incur significant currency-related gains and losses in 2000. We did not engage in foreign currency hedging activities during the nine months ended September 30, 2000.

FORWARD LOOKING STATEMENTS.

THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTIONS OF THIS QUARTERLY REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, FORECASTS AND PROJECTIONS ABOUT THE COMPANY'S FUTURE PROSPECTS, PLANS AND STRATEGIES, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS ON SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS WHICH ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS, INCLUDING CHANGES THAT COULD AFFECT THE VALUE OF THE COMPANY'S INTELLECTUAL PROPERTY ASSETS AND DECISIONS BY THE BANKRUPTCY COURT IN WHICH THE COMPANY'S CHAPTER 11 PROCEEDING WITH RESULTS OF APPEAL WITH RESPECT TO ALLOWANCE OF CONTESTED CLAIMS WHICH MAY CAUSE A RESULTING INCREASE IN POST-PETITION INTEREST ON CLAIMS AND COULD REDUCE THE COMPANY'S ANTICIPATED WORKING CAPITAL. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                    PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company continues to pursue the objections it has to claims of creditors in its Bankruptcy proceedings. As of September 30, 2000, we have set aside $5.7 million in a reserve account to pay creditors whose claims we are disputing, as required under our plan of reorganization. As of November 1, 2000, prepetition claims either allowed or disputed totaled approximately $6.662 million.

         In the quarter ended March 31, 2000, National Datacast, one of our largest creditors, amended its claim to over $6.3 million from its previous $3.6 million claim. Trial on this claim took place in July. On July 25, 2000, the Bankruptcy Court issued a memorandum decision awarding National Datacast just over $4 million, plus payment of certain interest. With interest as provided in the judgment, the claim totaled approximately $4.93 million as of November 1, 2000. We have appealed this judgment. We have also obtained from the Bankrupcty Court a stay of enforcement of the judgment by National Datacast pending the appeal. The stay is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims by the middle of November and adding to the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We expect the stay order to be entered by the Bankrupcty Court on November 13, 2000.

         David Lockton, a shareholder and our former CEO, filed a complaint in our bankruptcy case seeking specific performance of his promissory note for $2.0 million, his alleged stock option rights for 2,225,000 shares of our common stock and back pay on his employment agreement and damages of $17 million. In March 2000, the Bankruptcy Court ruled that Mr. Lockton could not assert any damage claims with respect to these stock option rights and that his remedy, if any, must be limited to requests for specific performance. Trial of Mr. Lockton's claims took place on May 8-11 and May 30-31, 2000. A memorandum decision was filed by the Bankruptcy Court on September 27, 2000. The Bankruptcy Court held that Mr. Lockton retained to the right to be paid $1.85 million under the terms of his promissory note. The Bankruptcy Court also held that Mr. Lockton was entitled to a judgement allowing Mr. Lockton's claim for $913,810.21 under his employment agreement and found that Mr. Lockton had the right to exercise options to purchase 900,000 shares of our common stock at $0.09 per share. This right to exercise options is forfeited if Mr. Lockton does not exercise it within thirty days of the filing of the judgement. The Court also held that Mr. Lockton was entitled to postpetition interest on the amount of the judgment at the rate of 10% per annum simple interest. As of November 1, 2000, the total postpetition interest was about $195,000. A judgment was entered on October 30, 2000. On November 13, Mr. Lockton filed a motion to reconsider.

         We previously obtained Bankruptcy Court approval of our previously disclosed preliminary settlement of the claims of the Equitable Life Assurance Society ("Equitable"). Under the settlement, Equitable accepted a total of $840,000 on its scheduled claims of $1.7 million, to be paid one half upon approval by the Bankruptcy Court, and one half in equal monthly installments over the twelve months thereafter, without interest. As of September 30, 2000, we have paid the first half of the settlement and made four (4) of the monthly payments.

         We obtained a settlement of a disputed claim by Evans Research Associates that was approved by the Bankruptcy Court. Under the settlement, we will pay Evans $12,500, which is approximately 70% of the total amount claimed by Evans.

         Fish & Richardson claims approximately $255,000 (with interest) as of November 1, 2000 for prepetition legal services rendered to Interactive. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. Fish & Richardson's initial response is not yet due.

         We are continuing our litigation against NTN Communications, Inc. in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $45,548 in connection with the pursuit of this claim.

         Other claims of unsecured creditors remain at issue, with settlement discussions continuing in most instances.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)  RECENT SALES OF UNREGISTERED SECURITIES

         We entered into a Stock Purchase and Investment Agreement dated September 13, 2000 with certain accredited investors under which we agreed to sell to the investors a minimum of 615,000 units and a maximum of 3,250,000 units for $1.22 per unit. In October 2000 we increased the maximum number of units offered to approximately 4.9 million units. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. Under the agreement, these investors retain substantial control over the use of proceeds from their investment. In September 2000, investors purchased 1,109,836 units for total gross proceeds to the Company of approximately $1.3 million, of which $750,000 was paid as an investment in TWIN Entertainment and portions of the remainder will be set aside to fund our bankruptcy reserve account and we plan to use any remainder to fund our operations. The units were sold pursuant to Section 4(2) of the Securities Act. The offering is still open, and we plan to conclude the offering on or before November 30, 2000.

ITEM 6.  EXHIBITS

         (a)               Exhibits

         Exhibit 10.19 Stock Purchase and Investment Agreement dated September 13, 2000.

         Exhibit 27.1      Financial Data Schedule.

         (b)               Reports on Form 8-K

                           None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: November 13, 2000

                                        INTERACTIVE NETWORK, INC.
                                        (Registrant)

                                        By:   /S/ Bruce W. Bauer
                                             ----------------------------------
                                             Bruce W. Bauer
                                             Chairman of the Board
                                             President, Chief Executive Officer
                                             and Chief Financial Officer