Form 10-K
period 2000-12-31
INTERACTIVE NETWORK INC /CA
filed 2001-04-16
CIK 879482

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

             180 SECOND STREET, SUITE B, LOS ALTOS, CALIFORNIA 94022
             -------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (650) 947-3345
                                 --------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a Court. Yes _X_ No __

         The aggregate market value of the voting stock held by non-affiliates (non-officers, directors and 10% shareholders and excluding the shares held by the Voting Trust (see Item 12)) of the Registrant, based on the closing price of the common stock on March 15, 2001, as reported on the OTC Bulletin Board for the last trading day prior to that date, was approximately $22,977,495. Shares of common stock held by each executive officer and director and holder of 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 15, 2001 the Registrant had outstanding 43,019,277 shares of Common Stock.

                       Documents Incorporated By Reference

None
================================================================================

                                      INDEX

                            INTERACTIVE NETWORK, INC.


                                                                        Page No.
                                                                        --------


PART I

Item 1.       BUSINESS.....................................................4

Item 2.       PROPERTIES...................................................9

Item 3.       LEGAL PROCEEDINGS............................................9

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........10



PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................................10

Item 6.       SELECTED FINANCIAL DATA......................................11

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................12

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................18

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................37



PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........38

Item 11.      EXECUTIVE COMPENSATION.......................................39

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...............................................45

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............46



PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K..................................................47

              SIGNATURES...................................................51

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

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

         THE TERMS "WE," "OUR," "US," "THE COMPANY" AND "INTERACTIVE" AS USED IN THIS ANNUAL REPORT ON FORM 10-K REFER TO "INTERACTIVE NETWORK, INC." IN ADDITION, THIS ANNUAL REPORT ON FORM 10-K INCLUDES OUR TRADEMARKS AND REGISTERED TRADEMARKS. PRODUCTS OR SERVICE NAMES OF OTHER COMPANIES MENTIONED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE TRADEMARKS OR REGISTERED TRADEMARKS OF THEIR RESPECTIVE OWNERS.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Interactive Network was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August 1995, due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T), NBC, Gannett, Motorola, Sprint, and AC Nielson.

         Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. Our prior strategic investors remain as our stockholders and our management is confident in its strategy to deliver stockholder value by marketing our intellectual property and by working to enhance and develop our patent portfolio. We continue to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that do not involve large overhead demands. In the event that we acquire sole ownership of TWIN Entertainment, as discussed below, we will move from exploiting our patent portfolio through broad licensing, joint ventures and strategic alliances and will instead engage in only restrictive licensing of our intellectual property and focus on developing and licensing products and services that utilize our patents.

         We have an advisory panel of consultants and have re-employed our former Chief Scientist, Dr. Robert Brown to provide the technical and management expertise to assist in the fulfillment of our goals. Further, our management is planning to hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan was approved by the Bankruptcy Court in 1999 and we continue to expend resources in litigating disputed claims. In addition, we expend significant resources in the maintenance and enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being developed.

         On January 31, 2000, we consummated the formation of a joint venture company, TWIN Entertainment, which is co-owned and co-managed by us and Two Way TV under the terms of a Joint Venture and Stock Purchase Agreement dated as of December 6, 1999. This agreement was filed with the SEC on February 11, 2000, as
Exhibit 2.1 to a Report on Form 8-K and is incorporated herein by reference. Each of us and Two Way TV invested $500,000 in TWIN Entertainment. TWIN Entertainment currently expects to develop, market and supply digital (as well as analog) interactive and related services, products and technology in the

United States and Canada. We have licensed TWIN Entertainment the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV also licensed to TWIN Entertainment certain intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis. Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we settled all outstanding claims with Two Way TV and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV in exchange for a royalty payment of a certain percentage of Two Way TV's world wide sales. Under the terms of the agreement, Two Way TV will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, which was filed with the SEC on February 11, 2000 as Exhibit 2.5 to a Report on Form 8-K and which is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In March 2001, Two Way TV paid us a royalty of $250,000 for the year ending December 31, 2000.

         During the year ended December 31, 2000, we made additional investments in TWIN Entertainment in the form of a $750,000 loan in September and a $250,000 loan in December, and Two Way TV made similar loans to TWIN Entertainment. Each of us and Two Way reserves the right to convert the loan amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by us the parties. We made a further loan of $250,000 on similar terms as described above in February 2001 to TWIN Entertainment, and Two Way TV made a similar loan to TWIN Entertainment.

         We understand that TWIN Entertainment's management is in discussions with a number of companies to obtain carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from the Company and Two Way TV. For example, TWIN Entertainment has announced an agreement with the Public Broadcasting Service to produce educational, fully interactive television games based upon PBS KIDS programs and has also announced a partnership with Liberate Technologies to supply interactive games and entertainment to enhanced television subscribers as part of Liberate Technologies PopTV Variety Pack. It is our belief that TWIN Entertainment will use our intellectual property and Two Way TV's technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

         In December 2000, we announced that we were negotiating the terms of a transaction with Two Way TV under which we would acquire 100% ownership of TWIN Entertainment. Under the terms of the transaction as currently proposed, Two Way TV will exchange its interest in TWIN Entertainment for a substantial stake in Interactive Network, making Two Way TV our largest shareholder. TWIN Entertainment will merge with us, forming a single company. Final terms of the transaction have not been agreed upon, however, and the completion of any transaction is subject to many conditions, including the negotiation and execution of definitive legal agreements, due diligence by us and Two Way TV, approval by both our board and Two Way TV's board, approval by TWIN Entertainment's shareholders, approval by our shareholders and any required regulatory review. Thus, while we believe that the transaction will be completed, it remains possible that the acquisition will not take place or that the terms of any actual transaction as consummated will be significantly different from those currently proposed.

INTERACTIVE NETWORK'S INTELLECTUAL PROPERTY

         Interactive Network presently holds six United States patents, one of which expires in 2004, with the remaining patents expiring between 2009 and 2015. We also hold two Canadian patents which are similar to two of our U.S. patents. As discussed above, we consummated a transaction with Two Way TV whereby we formed TWIN Entertainment in January 2000 and licensed to it our US and Canadian patents on a non-exclusive basis. We also entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV in exchange for a royalty payment of a certain percentage of Two Way TV's world-wide sales.

         There can be no assurance that our patents will be upheld, if challenged; that competitors might not develop similar or superior technology or products outside the protection of any patents issued to us; or that others will not establish patent rights that would substantially interfere with our business. We attempt to protect our trade secrets and other proprietary information through agreements with our employees and consultants, and through other security measures. Although we intend to protect our rights vigorously, we cannot assure that these measures will be successful. The internet and interactive television industries are subject to frequent litigation regarding patent and other intellectual property rights. We are currently involved in litigation with Networks North, Inc. (formerly NTN Communications Canada, Inc.) regarding its alleged infringement of our patents in Canada. We cannot assure that third parties will not assert claims against us with respect to existing or future intellectual property or that we will not need to assert claims against other third parties to protect our intellectual property.

         We do not intend to return to the plan of business followed by Interactive Network, Inc., prior to its ceasing operation in mid-1995 that required us to constantly seek new infusions of capital. Rather, we intend to take steps to protect, enhance and exploit our patents and other technology in a manner consistent with our existing resources. The Company intends to continue to develop and license its patent portfolio while seeking partnerships with industry leaders for the creation and delivery of interactive content over multiple platforms throughout the U.S. and Canada. With Dr. Robert Brown and our advisory panel, we hope to enhance, protect and further exploit our patent portfolio, our other intellectual property and our market position. We are also considering the filing of future patent applications on improvements to our basic technology. In the event of the successful completion of our planned acquisition of and merger with TWIN Entertainment, we intend to pursue this strategy with respect to the licenses held by TWIN Entertainment and the exclusive licensing we currently anticipate the combined entity will receive from Two Way TV and continue TWIN Entertainment's attempts to develop and market new products and enter into carriage and content agreements with other companies.

COMPETITION

         We operate in an evolving and competitive industry of interactive television and interactive television game applications and we expect that competition will increase. Because we do not currently sell our own products or services, but instead license our technology to third parties, we do not face any direct competition in the traditional sense. Our primary competition comes from companies providing alternatives to the services enabled by our technology. Until a sufficient market develops for the digital set-top boxes enabled to run our high-end interactive television game applications, we may face competition from companies developing and marketing stand-alone game products and services. In each of our business activities, we face current or potential competition from competitors that have significantly greater financial, manufacturing, marketing, sales and distribution resources and management expertise than we have.

         In addition, our future prospects will be dependent upon the successful development and introduction of new products and the ability to secure and execute upon carriage and content agreements by TWIN Entertainment, or, if the acquisition of and merger with TWIN Entertainment is successful, the combined entity. TWIN Entertainment's competitors in the interactive television content area are reflective of any game developer doing enhanced television games. In the event that we do not successfully complete the planned acquisition of and merger with TWIN Entertainment, our prospects may also depend on our finding new joint venture or licensing opportunities. We cannot assure that TWIN Entertainment will be able to successfully develop or market any such new products or services or that we will find any other such partners, if applicable. Additionally, we cannot be certain that we will be able to secure the funding required to maintain existing and planned operational growth and support to develop and protect our intellectual property rights.

                   Factors Affecting Future Operating Results
                   ------------------------------------------

         IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, OUR ABILITY TO EFFECTIVELY MANAGE GROWTH AND FUND OUR OPERATIONS WILL BE HARMED.

         We expect that our existing capital resources are not sufficient to meet our cash requirements for the next 12 months and that we will need to raise additional financing during that period. Although we had approximately $680,000 in cash as of December 31, 2000, our working capital deficit was approximately $500,000, due mainly to accounts payable and accrued liabilities and deferred legal fees. Our budget for 2001 accounts for cash needs of approximately $2.92 million, including repayment of approximately $972,000 of debt due in 2001 and operational expenses of $1.35 million, which includes approximately $600,000 for overhead and salaries, the estimated cost for keeping the bankruptcy reserve account fully funded and $100,000 for corporate investor relations. We currently expect revenues in 2001 to be insufficient to meet these needs and are in negotiations to secure other sources of outside financing. Such funds may not be available on acceptable terms, if at all. If we cannot raise or borrow the necessary additional funds on acceptable terms, we may not be able to operate our business as we currently anticipate or develop or enhance our intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

         As of December 31, 2000, we raised $3.1 million through the sale of 2,541,672 units to private investors pursuant to a Stock Purchase and Investment Agreement dated September 13, 2000. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. Under the agreement, these investors retain substantial control over the use of proceeds from their investment. Our $750,000 and $250,000 loans to TWIN Entertainment and the $931,000 set aside for the bankruptcy reserve account in the year ending December 31, 2000, as well as the $250,000 loan to TWIN Entertainment we made in February 2001, were paid out of the proceeds from the sale of these units, and we intend to use the remainder to fund our operations through the second quarter of 2001. As of March 15, 2001, we have not closed this round of financing. This description is a general summary only and does not describe all the terms of the investment, which is governed by the Stock Purchase and Investment Agreement. A copy of the agreement has been filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2000, and is incorporated herein by reference.

         If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline, stockholders may experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

         THE MARKET FOR ENHANCED TELEVISION PRODUCTS AND SERVICES IS NEW AND MAY NOT DEVELOP AS WE ANTICIPATE.

         The enhanced television products market is currently small and emerging. Our success depends on the growth and development of this market, and we are dependent upon the commercialization and broad acceptance by consumers and businesses of a wide variety of enhanced television products. As is typical in a new and evolving industry, demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty and, a result, our profit potential is unproven. In addition, the potential size of this new market opportunity and the timing of its development and deployment are currently uncertain. Recently, deployment schedules of enhanced television products offered by our partners or competitors have been delayed or refocused as our industry evolves. Until high-end digital set-top boxes capable of running our applications are sufficiently deployed in the marketplace and enabled to utilize our interactive game applications, our profit potential is uncertain. If the market for enhanced television products does not develop or develops more slowly than we anticipate, our revenues will not grow as fast as anticipated, if at all.

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

         Through 2001, we expect that revenues will be derived primarily from dividends or distributions received from TWIN Entertainment and royalties from our global license to Two Way TV. The uncertain timing of these distributions or royalties may cause quarterly fluctuations in our operating results. In addition, our royalties from licenses are totally dependent upon the success of Two Way TV products and services in the marketplace.

         OUR STOCK PRICE MAY BE VOLATILE.

         Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the highly dynamic industry in which we compete or the national economies in which we do business, and other factors, could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a significantly harmful effect on the market price of our common stock.

         WE HAVE RECOGNIZED VERY LIMITED REVENUE, HAVE INCURRED SIGNIFICANT NET LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

         Since curtailing operations in 1995, we have incurred losses and have had negative cash flow. As of December 31, 2000, we had an accumulated deficit of approximately $146.9 million. We expect to incur operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our business and on our expenses. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

         The enhanced television industry is highly litigious. A number of companies in the enhanced television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. An unsuccessful claim of infringement by us or a successful claim of infringement against us could materially impair our ability to generate revenues.

EMPLOYEES

         We are currently operating with a staff of three full-time employees and are assisted by the members of our advisory panel. In the event of the acquisition of and merger with TWIN Entertainment, it is currently intended that the combined staffs of us and TWIN Entertainment will then be headquartered in new offices and operate as one management team and staff.

ITEM 2. PROPERTIES

         Our operations are located in an approximately 1500 square foot leased facility in Los Altos, California, with our lease expiring on August 1, 2002. We have an option to extend the lease for one year. This facility houses our operations and administrative personnel. In the event that we successfully complete the acquisition of and merger with TWIN Entertainment, we intend to look for a new location to house our operations and administrative personnel.

ITEM 3. LEGAL PROCEEDINGS

         The Company continues to pursue the objections it has to claims of creditors in its Bankruptcy proceedings. As of December 31, 2000, we have set aside $5.6 million in a reserve account to pay creditors whose claims we are disputing, as required under our plan of reorganization. As of March 1, 2001, prepetition claims either allowed or disputed totaled approximately $5.6 million.

         We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of November 1, 2000, National Datacast's claim totaled approximately $4.93 million; as of March 1, 2001, interest had increased it to about $5.06 million. We have appealed the July 2000 memorandum decision, and filed our opening brief on March 6, 2001. We have also obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. The stay is conditioned on funding our reserve account to secure the claims of all unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter so that all remaining claims continue to be covered, including accruing interest, where applicable. The Bankruptcy Court entered the stay order on November 13, 2000. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100%.

         David Lockton, a shareholder and our former CEO, filed a complaint in our bankruptcy case seeking specific performance of his promissory note for $2.0 million, his alleged stock option rights for 2,225,000 shares of our common stock and back pay on his employment agreement and damages of $17 million. Trial of Mr. Lockton's claims took place on May 8-11 and May 30-31, 2000. A memorandum decision was filed by the Bankruptcy Court on September 27, 2000. The Bankruptcy Court held that Mr. Lockton retained to the right to be paid $1.85 million under the terms of his promissory note. The Bankruptcy Court also held that Mr. Lockton was entitled to a judgment allowing Mr. Lockton's claim for $913,810.21 under his employment agreement and found that Mr. Lockton had the right to exercise options to purchase 900,000 shares of our common stock at $0.09 per share. Mr. Lockton had within thirty days of the filing of the judgment to exercise the option or the option would be forfeited. The Court also held that Mr. Lockton was entitled to postpetition interest on the amount of the judgment at the rate of 10% per annum simple interest. A judgment was entered on October 30, 2000. On November 13, 2000, Mr. Lockton filed a Motion to Reconsider. Subsequently, Mr. Lockton offered to withdraw his motion to reconsider and to forego any appeal in return for payment of his claim by the Company and issuance by the Company of the 900,000 shares the Bankruptcy Court had found were due him. Mr. Lockton also requested that the shares be registered for redistribution. The Company agreed to Mr. Lockton's proposal. Mr. Lockton withdrew his motion to reconsider and allowed the time to appeal to expire without filing an appeal. The Company paid him the amount of his allowed claim plus interest to the date of payment, less the $81,000 purchase price of the 900,000 shares (by agreement with Mr. Lockton), and issued to him and registered the 900,000 shares. We believe that Mr. Lockton is no longer a creditor of the Company.

         We previously obtained Bankruptcy Court approval of our previously disclosed preliminary settlement of the claims of the Equitable Life Assurance Society ("Equitable"). Under the settlement, Equitable accepted a total of $840,000 on its scheduled claims of $1.7 million, to be paid one half upon approval by the Bankruptcy Court, and one half in equal monthly installments over the twelve months thereafter, without interest. As of March 1, 2001, we have paid the first half of the settlement and made eight (8) of the monthly payments. The balance owed Equitable following the March 1, 2001 payment is $140,063.12. There are four payments remaining, the money for which is in the bankruptcy reserve account.

         We obtained a settlement of a disputed claim by Evans Research Associates that was approved by the Bankruptcy Court. Under the terms of the settlement, we paid Evans $12,500, which is approximately 70% of the total amount that was claimed by Evans.

         Fish & Richardson claims approximately $266,700 (with interest) as of March 31, 2001, for prepetition legal services rendered to Interactive. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. Fish & Richardson filed its initial response. At a status conference on March 30, 2001, the Bankruptcy Court set trial on this dispute for September 4-5, 2001.

         We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $102,667 in connection with the pursuit of this claim.

         Other claims of unsecured creditors remain at issue, with settlement discussions continuing in most instances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following table shows the range of high and low bid prices at which transactions in our common stock occurred as reported by Dow Jones Interactive Quotes & Market Data for the periods indicated. On March 1, 2001, the closing price of our common stock was $0.8438. Our common stock is currently being traded on the OTC Bulletin Board and is listed under the symbol "INNN."

                                                              HIGH         LOW
                                                             -------     -------
        FISCAL YEAR ENDED DECEMBER 31, 2000
               4th Quarter............................       $1.750      $0.650
               3rd Quarter............................       $2.125      $1.090
               2nd Quarter............................       $4.031      $1.125
               1st Quarter............................       $8.625      $3.000

        FISCAL YEAR ENDED DECEMBER 31, 1999
               4th Quarter............................       $4.250      $0.531
               3rd Quarter............................       $1.380      $0.570
               2nd Quarter............................       $1.125      $0.450
               1st Quarter............................       $1.030      $0.270

RECENT SALES OF UNREGISTERED SECURITIES

         During the period between September 13, 2000, and December 31, 2000, we sold 2,541,672 units to private investors pursuant to a Stock Purchase and Investment Agreement dated as of September 13, 2000. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. Under the agreement, these investors retain substantial control over the use of proceeds from their investment. We received $3.1 million for the sale of these units. Our $750,000 and $250,000 loans to TWIN Entertainment in the year ending December 31, 2000, the $931,000 set aside for the bankru ptcy reserve account in the year ending December 31, 2000 and the $250,000 loan to TWIN Entertainment we made in February 2001 were paid out of the proceeds from the sale of these units, and we intend to use the remainder to fund our operations through the second quarter of 2001. This description is a general summary only and does not describe all the terms of the investment, which is governed by the Stock Purchase and Investment Agreement. A copy of the Stock Purchase and Investment Agreement has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2000, and is incorporated herein by reference.

         On October 19, 2000, we issued Mr. Bruce Bauer 50,000 shares of our common stock upon his exercise of his stock option for those shares. We received $4,500 as the exercise price for this purchase and the issuance was made pursuant to Section 4(2) of the Securities Act.

         On October 6, 2000, we issued Mr. John Bohrer 100,000 shares of our common stock upon his exercise of his stock option for those shares, we received $9,000 as the exercise price for this purchase and the issuance was made pursuant to Section 4(2) of the Securities Act.

HOLDERS OF RECORD

         As of March 15, 2000, there were 679 shareholders of record of our common stock.

DIVIDENDS

         We have not declared nor paid any dividends since 1997. Future dividends, if any, will depend on our profitability and anticipated capital requirements. We have no present intention of paying dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data presented below are derived from our consolidated financial statements. The consolidated financial statements for the fiscal years ended December 31, 2000 and 1999 have been audited by Marc Lumer & Company, and for the fiscal years ended 1998, 1997 and 1996 have been audited by KPMG LLP. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           YEARS ENDED DECEMBER 31
                                                                           -----------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           2000         1999         1998        1997         1996
                                                         (AUDITED)    (AUDITED)    (AUDITED)    (AUDITED)    (AUDITED)
Total Revenue......................................      $250,000           $0           $0           $0           $0
Net income (loss)..................................       $(5,602)      $8,147      $(1,488)     $(5,938)     $(4,552)
Net income (loss) per share (basic)................        $(0.14)       $0.23       $(0.05)      $(0.19)      $(0.15)
Shares used in computing net income (loss) per
share (basic)......................................        40,048       35,516       30,840       30,840       30,840



Total Assets.......................................        $6,595       $7,658         $379          $84         $174
Long-term obligations..............................          $685         $917           $0           $0      $33,817
Liabilities subject to Compromise..................        $5,503       $5,016      $46,296           $0           $0
Cash dividends declared per common share...........            $0           $0           $0           $0           $0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Interactive Network was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August 1995, due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T), NBC, Gannett, Motorola, Sprint, and AC Nielson.

         Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. Our prior strategic investors remain as our stockholders and our management is confident in its strategy to deliver stockholder value by marketing our intellectual property and by working to enhance and develop our patent portfolio. We continue to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that do not involve large overhead demands. In the event that we acquire sole ownership of TWIN Entertainment, as discussed below, we will move from exploiting our patent portfolio through broad licensing, joint ventures and strategic alliances and will instead engage in only restrictive licensing of our intellectual property and focus on developing and licensing products and services that utilize our patents.

         We have an advisory panel of consultants and have re-employed our former Chief Scientist, Dr. Robert Brown to provide the technical and management expertise to assist in the fulfillment of our goals. Further, our management is planning to hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan was approved by the Bankruptcy Court in 1999 and we continue to expend resources in litigating disputed claims. In addition, we expend significant resources in the maintenance and enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being developed.

         On January 31, 2000, we consummated the formation of a joint venture company, TWIN Entertainment, which is co-owned and co-managed by us and Two Way TV under the terms of a Joint Venture and Stock Purchase Agreement dated as of December 6, 1999. This agreement was filed with the SEC on February 11, 2000, as
Exhibit 2.1 to a Report on Form 8-K and is incorporated herein by reference. Each of us and Two Way TV invested $500,000 in TWIN Entertainment. TWIN Entertainment currently expects to develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. We have licensed TWIN Entertainment the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV also licensed to TWIN Entertainment certain intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis. Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we settled all outstanding claims with Two Way TV and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV in exchange for a royalty payment of a certain percentage of Two Way TV's world wide sales. Under the terms of the agreement, Two Way TV will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, which was filed with the SEC on February 11, 2000 as Exhibit 2.5 to a Report on Form 8-K and which is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In March 2001, Two Way TV paid us a royalty of $250,000 for the year ending December 31, 2000.

         During the year ended December 31, 2000, we made additional investments in TWIN Entertainment in the form of a $750,000 loan in September and a $250,000 loan in December, and Two Way TV made similar loans to TWIN Entertainment. Each of us and Two Way reserves the right to convert the loan amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by us the parties. We made a further loan of $250,000 on similar terms as described above in February 2001 to TWIN Entertainment, and Two Way TV made a similar loan to TWIN Entertainment.

         We understand that TWIN Entertainment's management is in discussions with a number of companies to obtain carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from the Company and Two Way TV. For example, TWIN Entertainment has announced an agreement with the Public Broadcasting Service to produce educational, fully interactive television games based upon PBS KIDS programs and has also announced a partnership with Liberate Technologies to supply interactive games and entertainment to enhanced television subscribers as part of Liberate Technologies PopTV Variety Pack. It is our belief that TWIN Entertainment will use our intellectual property and Two Way TV's intellectual property rights and technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

         In December 2000, we announced that we were negotiating the terms of a transaction with Two Way TV under which we would acquire 100% ownership of TWIN Entertainment. Under the terms of the transaction as currently proposed, Two Way TV will exchange its interest in TWIN Entertainment for a substantial stake in Interactive Network, making Two Way TV our largest shareholder. TWIN Entertainment will merge with us, forming a single company. Final terms of the transaction have not been agreed upon, however, and the completion of any transaction is subject to many conditions, including the negotiation and execution of definitive legal agreements, due diligence by us and Two Way TV, approval by both our board and Two Way TV's board, approval by TWIN Entertainment's shareholders, approval by our shareholders and any required regulatory review. Thus, while we believe that the transaction will be completed, it remains possible that the acquisition will not take place or that the terms of any actual transaction as consummated will be significantly different from those currently proposed.

OTHER CONTINGENCIES AND COMMITMENTS

         1. CLAIMS IN CHAPTER 11 PROCEEDINGS WHICH WE ARE CONTESTING.

         (a) DAVID LOCKTON. David Lockton, a shareholder and our former CEO, filed a complaint in our bankruptcy case seeking specific performance of his promissory note for $2.0 million, his alleged stock option rights for 2,225,000 shares of our common stock and back pay on his employment agreement and damages of $17 million. Trial of Mr. Lockton's claims took place on May 8-11 and May 30-31, 2000. A memorandum decision was filed by the Bankruptcy Court on September 27, 2000. The Bankruptcy Court held that Mr. Lockton retained to the right to be paid $1.85 million under the terms of his promissory note. The Bankruptcy Court also held that Mr. Lockton was entitled to a judgment allowing Mr. Lockton's claim for $913,810.21 under his employment agreement and found that Mr. Lockton had the right to exercise options to purchase 900,000 shares of our common stock at $0.09 per share. The Court also held that Mr. Lockton was entitled to postpetition interest on the amount of the judgment at the rate of 10% per annum simple interest. A judgment was entered on October 30, 2000. On November 13, 2000, Mr. Lockton filed a Motion to Reconsider. Subsequently, Mr. Lockton offered to withdraw his motion to reconsider and to forego any appeal in return for payment of his claim by the Company and issuance by the Company of the 900,000 shares the Bankruptcy Court had found were due him. Mr. Lockton also requested that the shares be registered for redistrubtion. The Company agreed to Mr. Lockton's proposal. Mr. Lockton withdrew his motion to reconsider and allowed the time to appeal to expire without filing an appeal. The Company paid him the amount of his allowed claim plus interest to the date of payment, less the $81,000 purchase price of the 900,000 shares (by agreement with Mr. Lockton), and registered and issued to him the 900,000 shares. We believe that Mr. Lockton is no longer a creditor of the Company.

         (b) NATIONAL DATACAST AND OTHER MATERIAL CLAIMS. We filed other claim objections on June 21, 1999, some of which are still being disputed. We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of November 1, 2000, National Datacast's claim totaled approximately $4.93 million; as of March 1, 2001, interest had increased it to about $5.06 million. We have appealed the July 2000 memorandum decision, and filed our opening brief on March 6, 2001. We have also obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. The stay is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. The Bankruptcy Court entered the stay order on November 13, 2000. The Company funded the reserve account within the deadline set by the stay order, and has continued to keep it funded at 100%.

         (c) OTHER CLAIMS AND SETTLED CLAIMS. We previously obtained Bankruptcy Court approval of our previously disclosed preliminary settlement of the claims of the Equitable Life Assurance Society ("Equitable"). Under the settlement, Equitable accepted a total of $840,000 on its scheduled claims of $1.7 million, to be paid one half upon approval by the Bankruptcy Court, and one half in equal monthly installments over the twelve months thereafter, without interest. As of March 1, 2001, we have paid the first half of the settlement and made eight (8) of the monthly payments. The balance owed Equitable following the March 1, 2001, payment is $140,063. There are four payments remaining, the money for which is set aside in our reserve account.

         We obtained a settlement of a disputed claim by Evans Research Associates that was approved by the Bankruptcy Court. Under the terms of the settlement, we paid Evans $12,500, which is approximately 70% of the total amount that was claimed by Evans.

         Fish & Richardson claims approximately $266,700 (with interest) as of March 1, 2001, for prepetition legal services rendered to Interactive. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the Bankruptcy Court set trial on this dispute for September 4-5, 2001.

         We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $102,677 in connection with the pursuit of this claim.

         3. CONTRACTUAL COMMITMENTS. The Bankruptcy Code contemplates that a debtor in Chapter 11 proceedings may identify executory contracts that it intends to assume as a part of its plan of reorganization. Executory contracts that are not expressly assumed are deemed rejected, and the only remedy of the other party to the contract is to pursue a claim for damages for breach of contract following confirmation of the Plan of Reorganization. As previously disclosed in our Annual Report and Proxy Statement for our special meeting on March 31, 1999, we assumed certain obligations under existing contracts, including a 1992 Stock Purchase Agreement with Gannett Co., Inc. and a 1992 know-how license agreement with Two Way TV (the latter having been terminated under our Termination and License Agreement with Two Way TV in January 2000). We have treated obligations we had to TCI, NBC, Sprint and Motorola as terminated under the Settlement Agreement. In addition, we did not assume several contractual arrangements that had not been operative for many years. If at some future date the other party to one of those arrangements should seek to assert that the arrangement was still in effect on the date of confirmation of our plan of reorganization, we will review the matter and take such steps as we consider appropriate to recognize or disavow the contract in a manner that will be in our best interest.

         4. TWO WAY TV JOINT VENTURE. As discussed above, the Company formed a joint venture with Two Way TV and for $500,000 purchased one half of the capital stock of TWIN Entertainment, the joint venture company. We currently expect that TWIN Entertainment will develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. As a significant shareholder of TWIN Entertainment, the Company's revenues are affected by TWIN Entertainment's revenues. Although we have no obligation to provide further funds to TWIN Entertainment, we made additional investments in TWIN Entertainment in the form of a $750,000 loan and a $250,000 loan to TWIN Entertainment, and Two Way TV made similar loans to TWIN Entertainment. Each of us and Two Way reserves the right to convert the loan amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by us and Two Way as the shareholders of TWIN Entertainment. We made a further loan of $250,000 on similar terms as described above in February 2001 to TWIN Entertainment, and Two Way TV made a similar loan to TWIN Entertainment.

         We have licensed TWIN Entertainment the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV also licensed to TWIN Entertainment certain intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis. Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we settled all outstanding claims with Two Way TV and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV in exchange for a royalty payment of a certain percentage of Two Way TV's world wide sales. Under the terms of the agreement, Two Way TV will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, which was filed with the SEC on February 11, 2000, as Exhibit 2.5 to a Report on Form 8-K and is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In March 2001, Two Way TV paid us a royalty of $250,000 for the year ending December 31, 2000.

         In December 2000, we announced that we were negotiating the terms of a transaction with Two Way TV under which we would acquire 100% ownership of TWIN Entertainment. Under the terms of the transaction as currently proposed, Two Way TV will exchange its interest in TWIN Entertainment for a substantial stake in Interactive Network, making Two Way TV our largest shareholder. TWIN Entertainment will merge with us, forming a single company. Final terms of the transaction have not been agreed upon, however, and the completion of any transaction is subject to many conditions, including the negotiation and execution of definitive legal agreements, due diligence by us and Two Way TV, approval by both our board and Two Way TV's board, approval by TWIN Entertainment's shareholders, approval by our shareholders and any required regulatory review. Thus, while we believe that the transaction will be completed, it remains possible that the acquisition will not take place or that the terms of the transaction will be significantly different from those currently proposed.

         5. LEGAL EXPENSES. We incurred legal expenses currently reflected on the balance sheets of $957,775 prior to confirmation of our bankruptcy reorganization plan on April 22, 1999, which became payable on April 22, 2000, subject to Bankruptcy Court approval, which our counsel intends to seek. We also incurred post-confirmation legal expenses, principally in preparing and litigating objections to claims filed in the bankruptcy proceeding and for general corporate matters, on which a balance of $684,520 remains unpaid, as of December 31, 2000. We have entered into an agreement with our counsel for payment of these expenses on the following terms: the preconfirmation legal fees currently reflected on the balance sheets as $957,775 is due and payable on September 30, 2001, with interest accruing from October 15, 2000 at 1% per annum over Bank of America's prime rate and the $684,520 is payable in equal monthly installments over two years, commencing October 15, 2001, with interest accruing from October 15, 2000 at 1% per annum over Bank of America's prime rate. We also issued to our counsel a warrant exercisable in whole or in part from time to time for 5 years, to purchase sufficient shares of our common stock to enable the warrant holder, by tender of the warrant in satisfaction of such indebtedness (and any indebtedness incurred in appealing Bankruptcy Court awards), to extinguish such indebtedness in full. The warrant exercise price is $1.23 per share. In addition to the foregoing legal expenses, through December 31, 2000, contingent legal expenses in the amount of approximately $1.1 million have been incurred by the Company in contesting claims in the Bankruptcy Court, which we will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to contested claims, or, if an appeal is not pursued, through cancellation of the unscheduled contingent legal expenses by exercise of a warrant containing substantially the same terms as the warrant described above.

LIQUIDITY AND CAPITAL RESOURCES

         We consummated a settlement agreement with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of December 31, 2000, the balance of these reserved funds was $5.6 million. As of March 1, 2001, the total of all allowed and disputed prepetition claims either allowed or disputed totaled approximately $5.6 million. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. In the event we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient. Certain investors have agreed to allow the Company to use funds committed in our recently completed financing (see below) by them to supplement our bankruptcy reserve account to provide for 100% of the remaining claims covered by this account under our confirmed plan of reorganization as of November 30, 2000 and to add funds thereafter on a monthly basis to retain the 100% coverage as interest accrues on certain of those claims, as applicable. By this arrangement, we have obtained an order of the Bankruptcy Court staying the enforcement of the National Datacast claim. The Bankruptcy Court entered the stay order on November 13, 2000. The Company funded the reserve account within the deadline set by the stay order, and has continued to keep it funded at 100%. The only remaining claims, which are secured by the reserve account, are those of National Datacast (which is on appeal as discussed above), Fish & Richardson (which is subject to a claim objection proceeding as discussed above) and Equitable (which claim is being paid on a monthly basis pursuant to a settlement with Equitable, with four equal installments of about $35,000 remaining). The claims were secured by a lien on the revenue arising from our intellectual property, but in accordance with our confirmed plan of reorganization, the lien was released because the reserve account is funded for 100% of remaining credtitor claims. Since our last report, we have paid the claims of David B. Lockton and Evans Research Associates.

         Our current business plan continues to be one of exploiting our patent portfolio through negotiating favorable licensing with those companies actively involved in, or planning to enter into, the area of interactive advertising and/or the delivery, or production of interactive entertainment where we believe a license from the Company will be required to avoid their infringement upon one or more of the Company's patents. Where we cannot make favorable agreements with companies whom we believe are infringing upon the Company's intellectual property, it is management's intention to litigate that infringement to enforce and to protect our rights. Additionally, we will continue to support TWIN Entertainment, which we feel will be successful in the future by contracting with content providers to create interactive programming and with cable and satellite operators to deliver interactive content to their subscribers. In the event of the successful completion of the acquisition of and merger with TWIN Entertainment, we will move from exploiting our patent portfolio solely through licenses, joint ventures and strategic alliances and will instead engage in restrictive licensing of our intellectual property and also develop and license products and services that utilize our patents.

         Management intends to continue its patent development program and to continue to seek out mutually advantageous agreements with other related companies to form partnerships and alliances which will enhance the value of, and assist in exploiting, our technology. We continue to pursue our claims for patent infringement against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada and intend to litigate these claims to full resolution. To date, we have incurred expenses of approximately $102,667 in connection with the pursuit of this claim. As is customary in Canada, we were also required by the Court to post a bond for $27,160 to cover the defendant's legal costs in the case of an unfavorable decision against the plaintiff. We currently expect to incur aggregate additional expenses in excess of $100,000 in connection with the pursuit of this claim.

         Our working capital deficit as of December 31, 2000, was approximately $500,000, due in part to deferred legal fees owed in September 2001 and accounts payable and accrued liabilities. Our budget for 2001 contains expenses of approximately $2.9 million, including repayment of approximately $972,000 of debt due in 2001 and operational expenses of $1.35 million, which includes the estimated cost for keeping the bankruptcy reserve account fully funded. We currently expect our need for working capital for year 2001 to consist largely of general and administrative expenses, repayment of debt due in 2001, $250,000 paid to TWIN Entertainment in February 2001, and professional fees of approximately $400,000. We anticipate a total operating budget of approximately $2.9 million for year 2001. We currently expect revenues in 2001 to be insufficient to meet budgeted needs for cash and are in negotiations to secure outside sources of financing. In the event we do not secure adequate financing, our ability to meet our working capital needs could be seriously impaired.

         FINANCING ACTIVITIES. In the fiscal year ended December 31, 2000, we received $195,500 upon the exercise of stock options.

         Between September 13, 2000, and December 31, 2000, we raised $3.1 million through the sale of 2,541,672 units to private investors pursuant to a Stock Purchase and Investment Agreement dated September 13, 2000. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. Under the agreement, these investors retain substantial control over the use of proceeds from their investment. Our $750,000 and $250,000 loans to TWIN Entertainment and $931,000 set aside for the bankruptcy reserve account in the year ending December 31, 2000, were paid out of the proceeds from the sale of these units, and we intend to use the remainder to fund our operations through the second quarter of 2001. This description is a general summary only and does not describe all the terms of the investment, which is governed by the agreement. A copy of the agreement has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2000, and is incorporated herein by reference.

         Pursuant to an agreement with one of our advisory board members, we received $250,000 in exchange for shares of our common stock.

         We recognize that we will require additional financing to meet our budgeted needs for 2001.

RESULTS OF OPERATIONS

         REVENUES. In 2000, we recorded a royalty fee of $250,000, due from Two Way TV, which we received in March 2001. We had no revenues from operations for the years ended December 31, 1999 or 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company incurred general and administrative expenses of $1.9 million for the year ended December 31, 2000, which consisted primarily of $133,000 related to professional fees for accounting and audit services, $110,000 of professional services related to market research, PR and litigation support, $390,000 of professional advisory fees and $246,000 related to proxy solicitation, SEC compliance, shareholder relations and our annual meeting in 2000. Other operating expenses included legal expense of $446,000 related to general corporate matters, including litigation related to bankruptcy claims which we continue to dispute, and $322,000 of payroll and related expenses. The increase of $556,000 from the $1.3 million for the year ended December 31, 1999 was primarily due to $390,000 of professional advisory services not incurred in prior year, $84,000 increase over prior year payroll expenses, and $71,000 of increases expense related to legal fees related to litigation. General and administrative expenses were $192,000 more in the year ended December 31, 1999 than general and administrative expenses for the year ended December 31, 1998, which was $1.1 million. This increase was primarily due to increased legal fees in 1999.

OTHER INCOME AND EXPENSE

         INTEREST INCOME. Our interest income for the year ended December 31, 2000, was approximately $407,000, which consisted primarily of interest earned on proceeds from the settlement with the Settling Parties. The increase of $137,000 from the $270,000 for the year ended December 31, 1999, was primarily due to the interest received on the proceeds from the settlement. Interest income for the year ended December 31, 199, 1998 was approximately $6,600. The increase of $263,000 between 1998 and 1999 was primarily due to the interest received on the proceeds from the settlement.

         INTEREST EXPENSE. Our interest expense for the year ended December 31, 2000, 1998 and 1998 was approximately $548,000, $458,000 and $619,000, respectively. The amounts for 1998 and 1997 represent interest accrued on the 12% Senior Secured Convertible Promissory Notes issued to the Settling Parties, which were converted as part of the Settlement Agreement. This interest stopped as of the consummation of the Settlement Agreement. Interest expense for 2000 and 1999 was related to interest accrued to unsecured creditors as part of our bankruptcy reorganization.

         OTHER INCOME. In 2000, we recorded no other income. In 1999, we recorded other income of approximately $141,000, which consisted of checks written to other unsecured creditors in our bankruptcy which were returned for various reasons. After performing the actions and waiting for the amount of time specified by our counsel, we redeposited these checks and accounted for these funds as other income. We recorded no other income in 1998.

         LITIGATION SETTLEMENT. No settlement was received in 2000. We did, however, incur additional losses of $1.9 million in 2000 resulting from increased claims by unsecured creditors which were approved by the Bankruptcy Court. We received $10.4 million from the Settling Parties upon the consummation of the Settlement Agreement during the year ended December 31, 1999, and $502,000 in connection with the proceeds from other unrelated litigation during the year ended December 31, 1998.

         REORGANIZATION EXPENSES. We had reorganization expenses for the years ended December 31, 2000, 1999 and 1998 of approximately $464,000, $865,000 and $252,000, respectively. These expenses were directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement, the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at December 31, 2000.

         FOREIGN CURRENCY RATE RISK. As almost all of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and we do not expect to incur significant gains and losses. We do not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                          PAGE
                                                                          ----
Independent Auditor's Report - Marc Lumer................................  19
Independent Auditors' Report - KPMG LLP..................................  20
Consolidated Balance Sheets..............................................  21
Consolidated Statements of Operations....................................  22
Consolidated Statements of Changes in Shareholders' Equity (Deficit).....  23
Consolidated Statements of Cash Flows....................................  24
Notes to Consolidated Financial Statements...............................  26

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Interactive Network, Inc.:


I have audited the accompanying consolidated balance sheet of Interactive Network, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to report on these consolidated financial statements based on the results of my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my report.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows of the years ended December 31, 2000 and December 31, 1999 in conformity with generally accepted accounting principles.

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


                                                        /s/ Marc Lumer & Company
                                                        ------------------------
                                                            Marc Lumer & Company

San Francisco, California
April 13, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Interactive Network, Inc.:


We have audited the accompanying consolidated statements of operations, shareholders' deficit and cash flows of Interactive Network, Inc. and subsidiary (the "Company") for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

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

                                                              /s/ KPMG LLP
                                                              ------------
                                                                  KPMG LLP

Mountain View, California
March 15, 1999


                                    INTERACTIVE NETWORK, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2000 AND 1999
                                                                     2000           1999
                                                                -------------   -------------
ASSETS

Current assets:
    Restricted cash                                             $  5,609,735    $  6,365,758
    Cash                                                             685,168       1,210,399
    Royalty fee receivable                                           250,000               -
    Prepaid expenses and other current assets                         47,218          81,576
                                                                -------------   -------------

         Total current assets                                      6,592,121       7,657,733

Deposits                                                               3,220             220
                                                                -------------   -------------
         Total assets                                           $  6,595,341    $  7,657,953
                                                                =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                    $    443,952    $    614,077
    Accrued liabilities to officer                                         -           3,600
    Deferred legal fees - current portion                            957,775               -
    Promissory note - current portion                                 85,565               -
                                                                -------------   -------------

         Total current liabilities                                 1,487,292         617,677


Liabilities subject to compromise                                  5,503,263       5,015,718
Deferred legal fees - net of current portion                               -         916,867
Promissory note - net of current portion                             598,955               -
                                                                -------------   -------------
                                                                   7,589,510       6,550,262
                                                                -------------   -------------

Commitments and Contingencies (Notes 7, 8 and 11)
Shareholders' equity (deficit):
    Preferred stock, no par value, 10,000,000 shares
      authorized; no shares issued and outstanding
      as of December 31, 2000 and 1999                                     -               -

    Common stock, no par value, 150,000,000 shares
       authorized; 43,019,277 and 38,855,030 shares
       issued and outstanding as of December 31, 2000
       and 1999, respectively                                    145,874,986     142,374,810

    Accumulated deficit                                         (146,869,155)   (141,267,119)
                                                                -------------   -------------
         Total shareholders' equity (deficit)                       (994,169)      1,107,691
                                                                -------------   -------------

         Total liabilities and shareholders' equity (deficit)   $  6,595,341    $  7,657,953
                                                                -------------   -------------

                See accompanying notes to consolidated financial statements.


                                    INTERACTIVE NETWORK, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000           1999           1998
                                                           ------------   ------------   ------------
Royalty fees                                               $   250,000    $         -    $         -
                                                           ------------   ------------   ------------
General and administrative expenses                          1,873,168      1,317,182      1,124,943
                                                           ------------   ------------   ------------
           Loss from operations                             (1,623,168)    (1,317,182)    (1,124,943)

Other (income) and expense
     Interest income                                          (406,738)      (270,373)        (6,618)
     Interest expense (contractual interest exceeds
        recorded interest expense by $4,453,297 in 1998)       547,913        458,000        618,821
     Other (income)                                                  -       (141,273)             -
     Net loss from investment in affiliate
        accounted for by the equity method                   1,170,857              -              -
     Allowance for investment in affiliate                     329,143              -              -
     Litigation settlement                                   1,873,273    (10,375,380)      (501,837)
                                                           ------------   ------------   ------------

           Other (income) and expense, net                   3,514,448    (10,329,026)       110,366
                                                           ------------   ------------   ------------
           Income (loss) before reorganization expenses     (5,137,616)     9,011,844     (1,235,309)

Reorganization expenses                                        464,420        864,928        252,220
                                                           ------------   ------------   ------------
           Net income (loss)                               $(5,602,036)   $ 8,146,916    $(1,487,529)
                                                           ============   ============   ============

Basic net income (loss) per share                          $     (0.14)   $      0.23    $     (0.05)
                                                           ============   ============   ============
Fully diluted net income (loss) per share                  $     (0.14)   $      0.22    $     (0.05)
                                                           ============   ============   ============
Shares used in basic per share calculation                  40,048,468     35,515,617     30,840,441
                                                           ============   ============   ============
Shares used in fully diluted per share calculation          40,048,468     37,574,827     30,840,441
                                                           ============   ============   ============

                  See accompanying notes to consolidated financial statements.


                                    INTERACTIVE NETWORK, INC.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                             Common Stock
                                   -------------------------------
                                        Shares           Amount       Accumulated   Total Shareholders'
                                                                        deficit      Equity (Deficit)
                                   --------------   --------------   --------------   --------------
Balances as of December 31, 1997      30,840,441    $ 103,281,755    $(147,926,506)   $ (44,644,751)
Net Loss                                                                (1,487,529)      (1,487,529)
                                   --------------   --------------   --------------   --------------
Balances as of December 31, 1998      30,840,441      103,281,755     (149,414,035)     (46,132,280)
Net Income                                                               8,146,916        8,146,916
Exercise of Stock Options                200,000           20,106              ---           20,106
Conversion of Notes Payable
  into Common Stock                    7,814,589       39,072,949              ---       39,072,949
                                   --------------   --------------   --------------   --------------
Balances as of December 31, 1999      38,855,030      142,374,810     (141,267,119)       1,107,691
Net loss                                     ---              ---       (5,602,036)      (5,602,036)
Sale of Common Stock                   2,600,913        3,350,837              ---        3,350,837
Cost of Stock Issuance                       ---          (46,161)             ---          (46,161)
Exercise of Stock Options              1,563,334          195,500              ---          195,500
                                   --------------   --------------   --------------   --------------
Balances as of December 31, 2000      43,019,277    $ 145,874,986    $(146,869,155)   $    (994,169)
                                   ==============   ==============   ==============   ==============

                  See accompanying notes to consolidated financial statements.


                                            INTERACTIVE NETWORK, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                 2000           1999            1998
                                                             ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss)                                            $(5,602,036)   $ 8,146,916    $(1,487,529)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Reorganization expenses                                 464,420        864,928        252,220
         Loss from investment in affiliate                     1,170,857              -              -
         Allowance for investment in affiliate                   329,143              -              -
         Changes in operating assets and liabilities:
            Royalty fee receivable                              (250,000)             -              -
            Prepaid expenses and other assets                     31,358         (3,540)       (44,701)
            Accounts payable                                    (170,125)       614,077              -
            Accrued liabilities to officer                        (3,600)         3,600        948,473
            Accrued interest                                           -              -        619,210
            Deferred legal fees and promissory note              261,008              -              -
            Liabilities subject to compromise                  2,908,538              -              -
                                                             ------------   ------------   ------------
              Net cash provided by (used in)
                operating activities before reorganization
                items                                           (860,437)     9,625,981        287,673
Professional fees paid for services rendered in connection
   with Chapter 11 proceedings                                         -              -        (37,399)
Payments to unsecured creditors                               (2,420,993)    (2,370,531)             -
                                                             ------------   ------------   ------------
Net cash provided by (used in) operating activities           (3,281,430)     7,255,450        250,274
                                                             ------------   ------------   ------------

Cash flows provided by investing activities:
   Investment in TWIN Entertainment                             (500,000)             -              -
    Promissory note receivable from TWIN Entertainment        (1,000,000)             -              -
                                                             ------------   ------------   ------------
Net cash used in investing activities                         (1,500,000)             -              -
                                                             ------------   ------------   ------------

Cash flows provided by financing activities:
   Sale of common stock, net                                   3,304,676              -              -
   Exercise of stock options                                     195,500         20,106              -
                                                             ------------   ------------   ------------
Net cash provided by financing activities                      3,500,176         20,106              -
                                                             ------------   ------------   ------------

Increase (decrease) in cash                                   (1,281,254)     7,275,556        250,274

Cash at beginning of year                                      7,576,157        300,601         50,327
                                                             ------------   ------------   ------------

Cash at end of year                                          $ 6,294,903    $ 7,576,157    $   300,601
                                                             ============   ============   ============

Supplemental disclosure of cash flow information:
     Income taxes paid                                       $     4,000    $       800    $         -
                                                             ------------   ------------   ------------
     Interest paid                                           $   214,889    $   123,113    $         -
                                                             ------------   ------------   ------------



     Non-Cash Items:
        Conversion of current liabilities to
          liabilities subject to compromise                  $         -    $         -    $46,296,316
                                                             ------------   ------------   ------------
        Conversion of notes payable into common stock        $         -    $39,072,949    $         -
                                                             ------------   ------------   ------------
        Reorganization expenses                              $         -    $   752,046    $   214,821
                                                             ------------   ------------   ------------

                          See accompanying notes to consolidated financial statements.

                            INTERACTIVE NETWORK, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998




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

         The Company currently does business only in the state of California and is in good standing with the Secretary of State. Prior to 1995, the Company was qualified to do intrastate business in four other states, but ceased doing business outside California in 1995, and its qualification to do business in those other states has been revoked or surrendered. The Company filed delinquent income tax returns for the years 1995-1998 and paid the corresponding state minimum taxes in 2000.

         The Company has been in compliance with its Securities and Exchange Commission ("SEC") filings since the filing of its Form 10-K for the fiscal year ended December 31, 1998. The last quarterly financial report filed by the Company with the SEC was its Form 10-Q for the quarter ended September 30, 2000.


(2)      REORGANIZATION AND BASIS OF REPORTING

         In August of 1995, the Company commenced litigation (the "Litigation") against certain shareholders and their affiliated entities (the "Settling Parties"). The Litigation arose in relation to the use of the Company's intellectual property as collateral for secured loans made to the Company. See Note 12 for additional information.

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

         The Company's Plan under Chapter 11 was filed on December 22, 1998, and the First Amendment to the Plan was filed on February 18, 1999, providing for payment in full to all of the Company's creditors on their allowed claims. The final date for filing claims was January 19, 1999, at which time non-duplicative claims totaling approximately $13.7 million were filed or scheduled (not including the claims of the Settling Parties). Under the Plan, the Company intends to pay in full allowed claims, has paid $5.1 million in allowed claims, and believes that (in addition to expenses of administration of approximately

         $500,000) there are no more than approximately $5 million in allowed claims (plus certain accrued interest), although the final figure is subject to the claims objection and allowance procedures under Chapter
         11. The Bankruptcy Court commenced a hearing on confirmation of the Plan on February 18, 1999. The hearing was completed in March 1999, and the Plan was confirmed on April 12, 1999.

         The Company retained possession of its property throughout the bankruptcy process and is authorized to operate and manage its businesses and enter into all transactions (including, among other items, paying employee wages, obtaining services, supplies and inventories) that it could have entered into in the ordinary course of business had there been no bankruptcy filing.

         Liabilities subject to compromise presented in the accompanying consolidated balance sheet represent the Company's estimate of pre-petition liabilities allowed as of December 31, 2000, and 1999, subject to adjustment in the reorganization process (see Note 7). Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Although the Plan was confirmed, the Company is still disputing the claims of certain creditors, and such claims are considered Liabilities Subject to Compromise herein. The Company has also settled with many of its creditors and repaid those amounts in 2000 and 1999.

(3)      GOING CONCERN

         The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to the filing, realization of assets and satisfaction of liabilities is subject to uncertainty. Resolution of disputed liabilities could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities. The ability of the Company to continue as a going concern is contingent upon, among other things, the ability to (1) fully implement the confirmed Plan in compliance with the Settlement Agreement (2) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio, (3) confirm the availability of net operating tax loss carryforwards after reorganization, (4) generate adequate sources of working capital and other liquidity as necessary to meet future obligations and (5) settle the claims of the unsecured creditors within the available cash resources as currently contemplated by management.

         The Company's business plan is to concentrate on further development and exploitation of its patent portfolio through licenses, joint ventures or other methods that will not involve substantial capital requirements or large overhead expenses for the Company. The Company does not intend to engage in the manufacture or sale of products involving its patents, which would require investment in plant, equipment or inventories, and believes that the cash it received under the Settlement Agreement will, after paying its creditors under the Plan, be inadequate to supply any necessary working capital during fiscal 2001. Additional working capital will be necessary to meet the contemplated cash needs. In the event that the Company completes its acquisition of and merger with TWIN Entertainment, the newly existing company may develop, market and sell products relating to the Company's patents. Additional working capital will be necessary to meet the potential cash needs.

(4)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      PRINCIPLE OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned Nevada subsidiary formed in 1994, RealTime Gaming Systems, Inc. This subsidiary has no assets or liabilities and ceased to do business during 1995.


         (b)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines the fair values of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2000 and 1999, the fair values of the Company's cash, other current assets and other accrued liabilities approximate their carrying values due to their short maturity. As stated in Note 7, certain accounts payable and accrued liabilities are included amongst liabilities subject to compromise as of December 31, 2000 and 1999. Accordingly, the fair value of these items is not readily determinable.


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


         (d)      CONCENTRATION OF RISK

                  The Company places its cash and temporary cash investments with well-established financial institutions. At December 31, 2000 and 1999 and periodically throughout the years, such cash balances were in excess of FDIC insurance limits.


         (e)      PER SHARE INFORMATION

                  Basic and diluted net income (loss) per share are computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share does not include the effect of the following contingently issuable shares because their effects are antidilutive.

                                                                December 31,
                           ---------------------------------------------------------------------------------------
                                       2000                          1999                         1998
                           ---------------------------------------------------------------------------------------
                            Number           Weighted-    Number          Weighted-     Number          Weighted-
                            of Shares        Average      of Shares       Average       of Shares       Average
                                             Exercise                     Exercise                      Exercise
                                             Price                        Price                         Price
                           ------------   ------------   ------------   ------------   ------------   ------------
Stock Options                3,437,500          $0.64      3,887,500          $0.54      1,350,000          $0.17
Outstanding

Shares issuable upon         2,541,672          $1.90        234,753          $3.87        709,210          $5.96
the exercise of
warrants
                           ============                  ============                  ============
                             5,979,172                     4,122,253                     2,059,210
                           ============                  ============                  ============

                  Also, net loss per share for 1998 does not include the effect of shares issued on the conversion of secured notes payable because their effects were antidilutive. See Note 7.


         (f)      INCOME TAXES

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

         (g)      STOCK OPTION PLAN

                  The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principals Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provide pro forma net income disclosures for employee stock option grants made as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (h)      RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

                  Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation. Such reclassifications have had no effect on net income or gross margin as previously reported.

         (i)      COMPREHENSIVE INCOME / LOSS

                  The Company has no significant components of other comprehensive income or loss.

         (j)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137 and No. 138 in June 1999 and June 2000, respectively. These Statements establishe accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial position or results of operations of the Company.

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

(5)      ROYALTY FEE RECEIVABLE

         The Company entered into a worldwide license agreement that exclusively licenses its intellectual property in countries other than the United States and Canada to Two Way TV in exchange for a royalty payment of a certain percentage of Two Way TV's world wide sales. Under the terms of the agreement, Two Way TV will pay the Company a royalty of 3% of worldwide Gross Profits, with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In March 2001, Two Way TV paid the Company a royalty of $250,000 for the year ending December 31, 2000, which is reflected on the accompanying financial statements as a royalty fee receivable.


(6)      INVESTMENTS IN AFFILIATE

         The Company owns 50% of the outstanding capital stock of TWIN Entertainment, Inc. ("TWIN Entertainment"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV"). TWIN Entertainment's offices are located at 4929 Wilshire Boulevard - Suite 930, Los Angeles, CA 90010. TWIN Entertainment operates in the United States and Canada using technology licensed by the Company and Two Way TV. Both the Company and Two Way TV made investments in the joint venture of $500,000 each during 2000, and then each party loaned an additional $1,000,000 during the year. Each shareholder reserves the right to convert the loans to equity in TWIN Entertainment in the future at terms to be determined and agreed upon at a later date by Interactive Network and Two Way TV, who are TWIN Entertainment's shareholders.

         The Company's share of the joint venture loss from the investment in the amount $1,170,857, represents the operating expenses of TWIN Entertainment for the period from January 31, 2000 (inception) through December 31, 2000. The Company recorded an allowance against the investment and loans in the amount of $329,143 to write the investment, including loans, down to zero at December 31, 2000 as no assurance can be made that the joint venture will be profitable in the future.

 (7)     LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date which are subject to settlement under the Plan. These liabilities were transferred from their respective pre-petition balance sheet accounts to liabilities subject to compromise. Certain pre-petition liabilities have been approved by the Bankruptcy Court for payment and to the extent not paid, are included in accrued expenses and other payables as of December 31, 2000 and 1999. Liabilities subject to compromise are summarized as follows:

                                                        2000            1999
                                                    ------------    ------------

         SECURED NOTES AND ACCRUED INTEREST         $   513,088     $         -

         ACCOUNTS PAYABLES AND ACCRUED EXPENSES       4,990,175       3,292,325

         ACCRUED LIABILITIES TO SHAREHOLDERS                  -       1,723,393
                                                    ------------    ------------
                                                    $ 5,503,263     $ 5,015,718
                                                    ============    ============


         At December 31, 2000, $5,609,735 of the Company's cash was in a reserve account held for settlement of claims from creditors.

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

         At December 31, 1999, the accrued liabilities to shareholder consists of amounts accrued in relation to claims filed by a current shareholder and former officer of the Company (the "Shareholder"). Included in this amount are certain claims for unpaid compensation, amounts due under a deferred compensation-noncompetition agreement, and interest, as to which the Company may contest the time of payment or seek to reduce the amounts payable under the Chapter 11 proceedings. The deferred compensation-noncompetition agreement was entered into between the Company and the Shareholder in December 1994. Concurrently with the execution of the deferred compensation-noncompetition agreement, a contingent promissory note in the principal amount of $2,000,000 issued by the Company to the Shareholder in December 1986 as consideration for the sale of certain patent rights by the Shareholder to the Company was canceled. Under the terms of this agreement the Company made a cash payment of $150,000 in 1994 to the Shareholder. The Company also agreed to make a cash payment of $55,000 and to cancel the Shareholder's obligation to the Company under a promissory note in the principal amount of $45,000 on January 1, 1996. In addition, commencing January 1, 1996, the Company agreed to pay the Shareholder $62,500 on each January 1, April 1, July 1 and October 1 thereafter through October 1, 2002, provided that the Company's available cash was sufficient to satisfy the Company's requirements during the following 90-day period and that the Shareholder continued to comply with the terms of the deferred compensation-noncompetition agreement. To date the Company has made no payments, other than the initial $150,000 in 1994. In consideration of and as a condition to such payments, the Shareholder agreed that during the eight-year period ending on December 31, 2002, he would not engage in or become associated with any person or entity engaged in any activity in the United States or Canada that is competitive with the business of the Company.

         The Company had excluded certain amounts from the total claim of the Shareholder in arriving at the amount included as an allowed claim as of December 31, 1999. Amounts accrued under the deferred compensation-noncompetition agreement as of December 31, 1999, reflect the amounts due at that date under the agreement. The Shareholder claim included an additional amount of $1 million for interest and penalties on payments due under this agreement during the period January 1, 1999 to December 31, 2002, which had not been accrued as of December 31, 1999. The claim of the Shareholder was settled in 2000 and the Shareholder is no longer a creditor of the Company.

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


(8)      DEFERRED LEGAL FEES AND PROMISSORY NOTE


         The Company incurred legal expenses reflected on the accompanying financial statements at December 31, 2000 and 1999 of $957,775 and $916,867, respectively, prior to confirmation of the Company's bankruptcy reorganization plan on April 22, 1999, which became payable on April 22, 2000, subject to Bankruptcy Court approval and which counsel intends to seek. The Company also incurred post-confirmation legal expenses, principally in preparing and litigating objections to claims filed in the bankruptcy proceeding and for general corporate matters, on which a balance of $684,520 remains unpaid, as of December 31, 2000. The Company and counsel have executed a promissory note in this amount, of which $85,565 is reflected as a current liability on the accompanying financial statements at December 31, 2000. The Company has entered into an agreement with its counsel for payment of these expenses on the following terms: preconfirmation legal fees in the amount of $957,775 is due and payable on September 30, 2001, with interest accruing from October 15, 2000 and $684,520 payable in equal monthly installments over two years, commencing October 15, 2001, with interest accruing from October 15, 2000 at 1% per annum over Bank of America's prime rate (10.5% at December 31, 2000). The Company also issued to its counsel a warrant exercisable in whole or in part from time to time for 5 years, to purchase sufficient shares of our common stock to enable the warrant holder, by tender of the warrant in satisfaction of such indebtedness (and any indebtedness incurred in appealing Bankruptcy Court awards), to extinguish such indebtedness in full. The warrant exercise price is $1.23 per share. In addition to the foregoing legal expenses, through December 31, 2000, contingent legal expenses in the amount of approximately $1.1 million have been incurred by the Company in contesting claims in the Bankruptcy Court, which the Company will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to contested claims, or, if an appeal is not pursued, through cancellation of the unscheduled contingent legal expenses by exercise of a warrant containing substantially the same terms as the warrant described above.

(9)      REORGANIZATION EXPENSES

         Reorganization expenses recorded in 2000 and 1999 consist of professional fees paid or incurred for legal services related to the Company's reorganization.


(10)     INCOME TAXES


         The Company filed federal and state income tax returns for the years ended December 31, 1994 through 1998 and paid the corresponding state minimum taxes in 2000. As of December 31, 2000, the Company had approximately $115 million and $42 million of federal and California net operating losses, respectively. The Company also had approximately $633,000 of federal research and experimentation credit carryforwards, respectively.

         The Company has not determined whether the reorganization or lack of proper filing of income tax returns from December 31, 1993 through December 31, 1998 has caused the Company to forfeit its net operating loss carryforwards.

         Should the net operating losses and credits described above, be available for use, such carryforwards may be restricted in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company did have such a change in July 1989, and again in November 1991, subjecting $13.9 million of its net operating loss carryforwards to an annual limitation not to exceed $1.6 million. The Company has not determined whether an ownership change has occurred after December 31, 1993. Further, Section 382 provides that in the event the Company ceases its trade or business, its net operating losses and credit carryforwards would be forfeited.

         There are sufficient net operating loss carryforwards to offset any taxable income in 2001.


(11)     LEASES

         The Company leases its office facility under a lease which expires July 31, 2002. The facility lease is an operating lease, and rent expense for the years ending December 31, 2000 and 1999 was $20,165 and $12,396, respectively.

         Future minimum lease payments under the lease for years ending after December 31, 2000 are $36,000 for 2001 and $21,000 for 2002.


(12)     COMMON STOCK

         The Company has reserved a total of 5,000,000 shares of common stock for issuance under its 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan, adopted by the board of directors on February 26, 1999, and by the shareholders on March 31, 1999, with the increase of shares reserved under the 1999 Plan from 3,650,000 to 5,000,000 approved by the shareholders on June 30, 2000, provides for the granting of incentive stock options to employees (including officers) and nonqualified stock options to employees, non-employee directors and consultants, at prices not less than 100% and 85% of the fair market value of the Company's common shares for incentive and nonqualified stock options, respectively, at the grant date. Incentive and nonqualified stock options may have terms of up to 10 years and vest over periods determined by the Board of Directors. Options generally vest ratably over a 3- or 4-year period unless as otherwise specified by the Board of Directors. The 1999 plan has a term of 10 years. 1,962,500 options are available for grant under this plan as of December 31, 2000.

         The Company had reserved 5 million shares of common stock for issuance under the 1988 Stock Option Plan (the "1988 Plan") under terms substantially similar to the 1999 Plan. The 1988 Plan had a 10-year term. This plan expired in September 1998, but some options granted under that plan remain outstanding.

         1988 Plan Options outstanding as of December 31, 2000, are as follows:

                      Number of      Weighted-Average       Number of
                     Outstanding   Remaining Contractual     Options
Exercise Price         Options        Life (in Years)        Vested
--------------     --------------     --------------     --------------
        $0.09            100,000               0.00            100,000
        $0.21            900,000               2.50            900,000
                   --------------                        --------------
                       1,000,000                             1,000,000
                   ==============                        ==============


         On October 19, 2000, the Company issued Mr. Bruce Bauer 50,000 shares of its common stock upon his exercise of his stock option for those share for $4,500 at the exercise price.

         On October 6, 2000, the Company issued Mr. John Bohrer, a former director, 150,000 shares of its common stock upon his exercise of his stock option for those shares for $9,000 at the exercise price.

         Options exercisable under the 1988 Plan as of December 31, 2000, 1999 and 1998 were 1,000,000, 1,150,000 and 1,350,000, respectively, with weighted-average exercise prices of $0.20, $0.18 and $0.17, per share, respectively. The weighted-average grant date fair value of options granted in 2000, 1999 and 1998 was $0.31, $0.20 and $0.31, respectively. No options were granted under the 1988 Plan in 2000 or 1999 as the 1988 Plan expired in September 1998.

         The Company has taken the position that the options granted to the Shareholder in 1995 were not authorized under the 1988 Stock Option Plan, as amended in 1995, because the number of options granted exceeded the allowed maximum for a single grant in any one year. In addition, the Company maintains that 2,456,398 options which were held by the Shareholder expired in 1998 because they were not exercised within the time allowed after the Shareholder ceased to be an employee of the Company. In September 2000, the bankruptcy court held that the Shareholder had the right to exercise options to purchase 900,000 shares of the Company's common stock at $0.09 per share. The Company registered those shares and issued them to the Shareholder in December 2000.

The options activity under the 1999 Plan is summarized, as follows:

                                                               Weighted                    Weighted
                                                               Average                     Average
                                                               Exercise                    Exercise
                                                  Shares        Price         Shares        Price
                                               -----------   -----------   -----------   -----------
Outstanding at beginning of year                2,737,500    $     0.75             -    $        -
Granted                                           300,000          1.49     2,737,500          0.75
Canceled                                         (600,000)         0.84             -             -
                                               -----------   -----------   -----------   -----------
Outstanding at end of year                      2,437,500          0.82     2,737,500          0.75
                                               ===========   ===========   ===========   ===========

Options exercisable at year-end                 2,437,500                   2,537,500

Weighted average grant-date fair value of
options granted during the year whose
exercise price equaled market price
on date of grant                                             $     1.49                  $     0.43




         Under the 1999 Plan, no options were granted during 2000 or 1999 whose exercise price was greater or less than market price on the date of grant.

         The following table summarizes information about stock options outstanding at December 31, 2000 under the 1999 Plan:

                       Options Outstanding                             Options Exercisable
  -------------------------------------------------------------   -----------------------------
                                     Weighted
                                     Average         Weighted                        Weighted
    Range of                        Remaining        Average                         Average
    Exercise          Number       Contractual       Exercise         Number         Exercise
     Prices        Outstanding        Life            Price        Exercisable        Price
  -------------   -------------   -------------   -------------   -------------   -------------
  $0.42 - 1.01       2,037,500       3.5 years           $0.65       2,037,500           $0.65
  $1.47 - 1.50         300,000       3.5 years            1.49         300,000            1.49
          2.23         100,000       3.9 years            2.23         100,000            2.23
  -------------   -------------   -------------   -------------   -------------   -------------
  $0.42 -$2.23       2,437,500       3.5 years           $0.82       2,437,500           $0.82
  =============   =============   =============   =============   =============   =============

         The fair value of options granted under the 1999 Plan during the years ended December 31, 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes model with the following assumptions: no dividend yield, risk-free interest of 6.0%, and expected lives of 5 years. The volatility assumption for the options granted in 2000 was 139%, and 60% was used for options granted in 1999 and 1998.

         The Company uses the intrinsic value-based method under APB Opinion No. 25, in accounting for its employee stock-based compensation plans and, accordingly, no compensation cost has been recognized for stock options granted to employees in the accompanying consolidated financial statements. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (losses) for the years ended December 31, 2000, 1999 and 1998, would have been:

                                                                   Years Ended December 31,
                                                        ---------------------------------------------
                                                             2000            1999            1998
                                                        -------------   -------------   -------------
Net Income (loss) - as reported                         $ (5,602,036)   $  8,146,916    $ (1,487,529)
Net Income (loss) - pro forma                           $ (5,847,556)   $  6,991,552    $ (1,590,529)
Basic and diluted net loss per share - as reported      $      (0.14)   $       0.23    $      (0.05)
Basic and diluted net loss per share - pro forma        $      (0.15)   $       0.19    $      (0.05)





         A shareholder holds warrants to purchase the Company's common stock dependent upon meeting certain performance criteria in offering television programming identifying the Company's interactive games. The warrants specify that the shareholder can purchase approximately 25% of the Company's common stock outstanding at the time of exercise in three installments of 5%, 10%, and 10% after satisfying each of three separate performance criteria. In 1994, the Board of Directors amended the original warrant agreement to establish an exercise price for the original warrants of either $8.50 per share or 75% of the then current market price of common stock, and to grant to the shareholder an additional warrant to purchase 200,000 shares of common stock at an exercise price of $5.875. The 25% warrants contain certain antidilution provisions and terms of four, five and six years commencing when the performance criteria for the first warrant are satisfied. Accordingly, if and when it becomes probable that this shareholder will satisfy any of the three separate performance criteria, the Company will recognize expenses relating to the respective differences between the warrant exercise prices of the shares and their then fair market value. As of December 31, 2000, none of these warrants have been exercised, and no common stock has been issued in relation to these warrants. It is expected these warrants will be canceled as part of the Settlement Agreement.

         Warrants for 234,753 shares of common stock with exercise prices ranging from $2.86 to $4.80 per share were assumed under the plan of reorganization. These warrants expired on March 30, 2000.

         The Company issued to its counsel a warrant exercisable in whole or in part from time to time for 5 years, to purchase sufficient shares of our common stock to enable the warrant holder, by tender of the warrant in satisfaction of certain indebtedness (and any indebtedness incurred in appealing Bankruptcy Court awards), to extinguish such indebtedness in full. The warrant exercise price is $1.23 per share.

         As of December 31, 2000, the Company sold 2,541,672 units to private investors pursuant to a Stock Purchase and Investment Agreement dates as of September 13, 2000. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. The Company received $3.1 million for the sale of these units.


(13)     LITIGATION

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

         (b) Prior to 1995, the Company was a party to various litigation matters with NTN Communications, Inc. ("NTN") and related parties, primarily involving the validity of the Company's basic patent, the scope of each party's respective technologies and the Company's right to offer its game "IN The Huddle." The Company obtained judgment against NTN enforcing a prior settlement agreement with NTN and in 1998 received payment of approximately $500,000 from NTN. The Company is continuing to pursue litigation in Canada against NTN's affiliate, Networks North, Inc. (formerly NTN Communications Canada, Inc.) for infringement of its patent.

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

                  No litigation settlement was received in 2000. The Company did, however, incur additional losses of $1.9 million in 2000 resulting from increased claims by unsecured creditors which were approved by the Bankruptcy Court. The Company received

                  $10.4 million from the Settling Parties upon the consummation of the Settlement Agreement during the year ended December 31, 1999, and $502,000 in connection with the proceeds from other unrelated litigation during the year ended December 31, 1998.


(14)     QUARTERLY FINANCIAL INFORMATION--UNAUDITED

         A summary of quarterly information follows:

QUARTER ENDED:             MARCH 31       JUNE 30    SEPTEMBER 30  DECEMBER 31
-------------            ------------  ------------  ------------  ------------

2000
Total revenue..........  $         -   $         -   $         -   $         -
Cost of revenue........            -             -             -             -
Operating loss.........    (613, 495)     (281,665)     (647,702)      (330,305)
                         ------------  ------------  ------------  ------------
Net loss...............     (511,391)   (3,845,879)   (1,230,579)       (14,187)
Net loss per share,
diluted and basic......  $     (0.01)  $     (0.10)  $     (0.02)  $      (0.01)
                         ------------  ------------  ------------  ------------

1999
Total revenue..........  $         -   $         -   $         -   $          -
Cost of revenue........            -             -             -              -
Operating loss.........     (405,487)     (126,782)     (276,357)      (508,556)
                         ------------  ------------  ------------  ------------
Net loss...............   (1,036,693)    9,965,243      (454,100)      (327,533)
Net loss per share,
  basic................  $    (0.03)   $      0.28   $     (0.01)  $      (0.01)
  fully diluted........  $    (0.03)   $      0.27   $     (0.01)  $      (0.01)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information about our directors and executive officers as of March 15, 2001:

      NAME                    AGE               POSITION
      ----                    ---               --------
Bruce W. Bauer                 50         Chairman of the Board of Directors,
                                          President, Chief Executive Officer
                                          and Chief Financial Officer

Robert J. Brown                64         Chief Technology Officer and Secretary

William H. Green               74         Director

William L. Groeneveld          35         Director

Robert H. Hesse                58         Director

Lawrence Taymor                52         Director

         BRUCE W. BAUER has served as our Chairman of the Board of Directors, President and Chief Executive Officer since June 1998. In addition, he has served as our Chief Financial Officer since March 2001. Previously, he served as our Secretary from November 1996 through June 1998 and again from July 2000 through March 2001, and has been a member of our board since October 1995. Mr. Bauer was our Chief Executive Officer at the time we filed our plan of reorganization in bankruptcy court in December 1998. Since January 2000, he has served as the Chairman of the Board of Directors of TWIN Entertainment, Inc., which is 50% owned by our Company. From 1980 to June 1998, Mr. Bauer owned and operated Unlimited Services and Marathon Management Services, which provided building and clean room services, supplies and consulting. Mr. Bauer received a B.S. degree from Wittenberg University in 1974.

         ROBERT J. BROWN has served as our Chief Technology Officer since June 1999 and as our Secretary since March 2001. From April 1996 to June 1999, Mr. Brown served as a Vice President for Fourth Network. From August 1995 to April 1996, Mr. Brown was an independent consultant. From January 1988 to July 1995, Mr. Brown served as an Executive Vice President in Research and Development for our Company. Mr. Brown has served as a director of TWIN Entertainment, Inc. since February 2000. Mr. Brown received a B.S. degree in 1959, an M.S. degree in 1961, and a Ph.D. degree in 1964, all in electrical engineering and all from Stanford University.

         WILLIAM H. GREEN has served as a member of our board since February 1998. Since June 1998, Mr. Green has served as a Director of D.S.I. Corporation, a dredging specialty company. Since January 1996, Mr. Green has served as a Director of Arizona Communications. From 1993 to 1998, he served as a consultant in the aggregate division of Martin Marietta. Mr. Green attended the University of Nebraska at Omaha from 1946 through 1949.

         WILLIAM L. GROENEVELD has served as a member of our board since September 1998. Since January 1995, Mr. Groeneveld has served as head trader and is currently President of Wholesale Trading Corp. (formerly known as Program Trading Corp.).

         LAWRENCE TAYMOR has served as a member of our board since October 2000. Since February 1997, Mr. Taymor has served as the Vice President of Strategic Partnerships and Intellectual Property of Liberate Technologies. From February 1996 to February 1997, Mr. Taymor served as a Consultant and Vice President of Programming and Production of Turner New Media. Mr. Taymor received his B.A. in 1970 from Princeton University.

         ROBERT H. HESSE has served as a member of our board since June 2000. Since 1992, Mr. Hesse has served as the President of Dorchester Group, Inc., an investment banking firm. Mr. Hesse received a B.S. in 1965 from St. Peters College.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table sets forth all compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for the years ended December 31, 2000, 1999 and 1998.

                                   SUMMARY COMPENSATION TABLE
                                                                              LONG-TERM
                                                   ANNUAL COMPENSATION    COMPENSATION AWARDS
                                                   -------------------    -------------------
                                                                              SECURITIES
                                                      SALARY     BONUS    UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION                YEAR          $         $             (#)
---------------------------                ----    ------------  ------   -------------------
Bruce W. Bauer                             2000      144,562         0              50,000
Chairman of the Board of Directors,        1999      131,771         0           1,000,000
Chief Executive Officer and President      1998       67,708(1)      0             900,000

Robert J. Brown                            2000      135,000         0                   0
Chief Technology Officer                   1999       65,814(2)      0             300,000(3)
                                           1998            0         0                   0
-----------------

(1) Represents partial year salary from June 14, 1998 through December 31, 1998 ($125,000 on an annualized basis).

(2) Represents partial year salary from June 22, 1999 through December 31, 1999 ($125,000 on an annualized basis).

(3)      Options vest 100,000 per year for three years.

OPTION GRANTS

         The following table sets forth information concerning the stock options granted to each of the Named Executive Officers for the 2000 fiscal year. In accordance with the SEC rules, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on 5% and 10% assumed annual rates of compounded stock price appreciation. These amounts are based on certain assumed rates of appreciation and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

                                                      OPTION GRANTS IN 2000
                                                        INDIVIDUAL GRANTS

                                NUMBER OF                                               POTENTIAL REALIZABLE
                               SECURITIES    PERCENT OF                                VALUE AT ASSUMED ANNUAL
                               UNDERLYING  TOTAL OPTIONS                                RATES OF STOCK PRICE
                                 OPTIONS    GRANTED TO     EXERCISE                    APPRECIATION FOR OPTION
                                 GRANTED    EMPLOYEES       PRICE       EXPIRATION            TERM (1)
              NAME                 (#)       IN 2000      ($/SHARE)        DATE          5%            10%
       --------------         ----------    ----------    ----------    ----------    ----------    ----------
       Bruce W. Bauer          50,000(2)          100%        $1.50     6/29/2005       $20,721       $45,788

       --------------------

(1) Gains are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of annual appreciation. Actual gains, if any, on stock option exercises are dependent on future performance of our common stock.

(2) All options under this grant were fully exercisable as of the date of the grant.


OPTION HOLDING AND EXERCISES AND OPTION VALUES

         The following table sets forth information concerning option holdings and exercises for the 2000 fiscal year and the aggregate value of unexercised options as of December 31, 2000, held by each of the Named Executive Officers.

                                                   AGGREGATED OPTION EXERCISES IN FISCAL 2000
                                                     AND OPTION VALUES AT DECEMBER 31, 2000
                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                 AGGREGATE OPTION                    OPTIONS AT                IN-THE-MONEY OPTIONS AT
                                 EXERCISES IN 2000                DECEMBER 31, 2000             DECEMBER 31, 2000 (1)
                            ---------------------------     -----------------------------   -----------------------------
                             SHARES
                             ACQUIRED         VALUE
                            ON EXERCISE      REALIZED
         NAME                  (#)              ($)         EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
       -----------------    -------------   -------------   -------------   -------------   -------------   -------------
       Bruce W. Bauer             50,000        59,560(2)      2,050,000               0    $    846,460               0
       Robert J. Brown                                           200,000         100,000    $     47,240    $     23,620

       --------------------

(1) Calculated on the basis of the closing price of our common stock as reported on the OTC Bulletin Board on December 31, 2000 of $0.7812 per share, minus the exercise price.

(2) Calculated on the closing price of our common stock subject to the option, minus the exercise price.

EMPLOYMENT AGREEMENTS

         We have entered into written employment agreements with the following Named Executive Officers:

         On June 15, 1999, we entered into an employment agreement with Bruce Bauer, our Chief Executive Officer. This agreement provides for an annual salary of $135,000 from June 15, 1999, through June 14, 2000, $145,000 from June 15,
2000, through June 14, 2001, and $155,000 from June 15, 2001, through June 14, 2002. No specific bonus provisions are included in the employment agreement. Mr. Bauer is also entitled to vacation and standard benefits. Should we terminate the employment agreement without cause or should Mr. Bauer terminate this employment for good reason, all earned salary amounts not previously paid plus an amount equal to the greater of Mr. Bauer's then present salary for six months or the remainder of the term of the agreement shall become due and payable effective immediately and paid within a twenty four-hour period after the termination. A penalty of ten percent (10%) per annum interest, compounded daily shall be added effective after twenty-four hours on all unpaid balances due Mr. Bruce Bauer. This description is a summary only. A copy of the employment agreement was filed as Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on April 14, 2000, and is incorporated herein by reference.

         On June 15, 1999, we entered into an employment agreement with Dr. Robert Brown, our chief technology officer. This agreement provides for an annual salary of $125,000 from June 22, 1999, through June 21, 2000, $135,000 from June 22, 2000, through June 21, 2001, and $145,000 from June 22, 2001, through June 21, 2002, and an option to purchase 300,000 shares of our common stock, vesting 1/3 on each anniversary of the agreement. No specific bonus provisions are included in the employment agreement. Dr. Brown is also entitled to vacation and standard benefits. Should we terminate the employment agreement without cause or should Dr. Brown terminate his employment for good reason, all earned salary amounts not previously paid plus an amount equal to the greater of Dr. Brown's then present salary for six months or the remainder of the term of the agreement shall be paid upon such termination. This description is a summary only. A copy of the employment agreement was filed as Exhibit 10.14 of our Annual Report on Form 10-K filed with the SEC on April 14, 2000, and is incorporated herein by reference.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During 2000, the Board of Directors met eight times. Each director attended at least 75% of the aggregate of (a) the total number of Board of Directors meetings held during the period in which he was a director and (b) the total number of committee meetings of the Board of Directors on which he served during the period in which he was a director.

         The Board of Directors has an executive committee, consisting of Messrs. Bauer, Green and Groeneveld. The committee held one meeting in 2000. The Board of Directors does not have a nominating committee.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Bruce Bauer was an officer of Interactive Network and during the last fiscal year participated in deliberations of the Board of Directors concerning executive officer compensation.

BOARD REPORT ON EXECUTIVE COMPENSATION

         Annual compensation of our executive officers is determined by our board of directors. The board of directors was also responsible for administering the 1988 and 1999 Option Plans, including the grant of options under such plan. Mr. Bauer is our employee and has voted on matters relating to executive compensation and stock option grants, including his own compensation and stock option grants.

         We are currently operating with a skeleton staff of two officers (Mr. Bauer as President and Chief Executive Officer and Chief Financial Officer and Dr. Brown as Chief Technology Officer and Secretary), and one administrative assistant/receptionist, to conserve resources until we are able to commence exploitation of our intellectual property assets. At that time, we will again commence rehiring staff, as appropriate to carry out our goal of realizing the value of our intellectual property. In that connection, we have used and may also use and compensate consultants, including our advisory panel, to assist management.

         Our compensation philosophy is to provide strong incentives to our executives to maximize the overall value of our company. Our executive officers are given an opportunity to participate in our growth through equity participation in the form of stock options granted under our option plan. As a result, our executive officers are directly rewarded for our performance as reflected in our stock price and given an additional incentive to contribute to our future success. Certain recent option grants have been made fully vested in order to induce our executives and directors to remain with us through the settlement with our creditors and in lieu of substantial cash compensation.

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

FEES BILLED TO THE COMPANY BY MARC LUMER & COMPANY DURING FISCAL 2000

         AUDIT FEES

         Fees billed to the Company by Marc Lumer & Company for the 2000 fiscal year annual audit of its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000, and for review of the financial statements included in the Company's fiscal year 2000 Quarterly Reports on Form 10-Q totaled approximately $38,322.

         FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         Marc Lumer & Company did not perform any financial information systems design or implementation services for the Company during fiscal year 2000.

         ALL OTHER FEES

         Marc Lumer & Company did not perform any other non-audit servicesfor the Company during fiscal year 2000.

                                PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on our common stock with that of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Telecommunications Index. The comparison for each of the periods assumes that $100 was invested on December 31, 1995, in our common stock including reinvestment of dividends. These indices, which reflect formulas for dividend reinvestment and weighing of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

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

                     COMPARISON OF 5 YEAR CUMULATIVE TOTAL
                                    RETURN*
                        AMONG INTERACTIVE NETWORK, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX


                      [INTERACTIVE PERFORMANCE GRAPH HERE]




Textual representation of the Performance Graph:

The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T

                           12/31/95   12/31/96   12/31/97   12/31/98   12/31/99   12/31/00
                           --------   --------   --------   --------   --------   --------
Interactive Network, Inc.   100.00     200.31     600.94    1,001.56   9,214.36   2,503.75
NASDAQ Telco. Index         100.00     103.64     147.17      240.44     487.39     222.45
NASDAQ Market Index         100.00     123.04     150.69      212.51     394.92     237.62
                           --------   --------   --------   --------   --------   --------

-----------------
(1) The graph assumes that $100 was invested on December 31, 1995, in the Company's common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. No dividends have been declared or paid on the Company's common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2000, Section 16(a) filing requirements applicable to Messrs. Bauer, Green, Groeneveld, Hesse and Taymor were not complied with on a timely basis. However, all have since filed a Form 5 disclosure to bring their required disclosure up to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 15, 2001, by
(i) each shareholder known to us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) the named executive officer in the summary compensation table; and (iv) all of our directors and executive officers as a group.

                                                                   APPROXIMATE
                                                      SHARES         PERCENT
                                                   BENEFICIALLY   BENEFICIALLY
NAME OF BENEFICIAL OWNER                              OWNED          OWNED(1)
------------------------                           -----------    ------------
AT&T Corp. (2)................................      7,773,815           18.07%
   32 Avenue of the Americas
   New York, NY  10013-2412

National Broadcasting Company, Inc. (2).......      3,645,575            8.47%
   30 Rockefeller Plaza
   New York, NY 10112

Gannett Co., Inc. (3).........................      2,196,666            5.11%
   1000 Wilson Boulevard
   Arlington, VA 22209

Voting Agreement (4)..........................      7,814,589           18.17%

Perkins Capital Management, Inc. (5)..........      3,855,500            8.96%
   730 East Lake Street
   Wayzata, MN 55391-1769

Bruce W. Bauer (6)............................      2,200,500            5.12%

William H. Green (7)..........................        175,000            *

William L. Groeneveld (8).....................        162,500            *

Robert H. Hesse (9)...........................        384,500            *

Lawrence Taymor (10)..........................         12,500            *

Robert Brown (11).............................        237,375            *

All executive officers and directors
 as a group (6 persons) (12)..................      3,172,375            7.37%

-------------------

*      Less than 1% of outstanding shares.

(1) The percentage calculation is based on an aggregate of 43,019,277 shares outstanding as of March 15, 2001. Except as indicated and pursuant to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Includes for each entity only those shares listed herein for such entity: (i) 2,942,907 shares held by Tele-Communications, Inc., a wholly owned subsidiary of AT&T Corp and (ii) 1,902,279 shares held by National Broadcasting Company, Inc., a wholly owned subsidiary of General Electric Company which are subject to the Voting Agreement (see footnote 4 below).

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

(5) Includes (i) 2,570,500 shares of common stock and (ii) 1,285,000 shares of common stock that may be purchased upon exercise of warrants that are exercisable within 60 days of March 15, 2001.

(6) Includes (i) 150,500 shares of common stock and (ii) 2,050,000 shares that may be acquired upon exercise of stock options that are currently exercisable.

(7) Includes 175,000 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(8) Includes 162,500 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(9) Includes (i) 359,500 shares of common stock and (ii) 25,000 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(10) Includes (i) 2,625 shares of common stock, (ii) 2,625 shares of common stock borrowed and sold short and (iii) 12,500 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(11) Includes (i) 37,375 shares of common stock and (ii) 200,000 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(12) Includes 2,337,500 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days of March 15, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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


                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER                     EXHIBIT DESCRIPTION
    ---------    ---------------------------------------------------------------

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

     EXHIBIT
     NUMBER                     EXHIBIT DESCRIPTION
    ---------    ---------------------------------------------------------------

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

     EXHIBIT
     NUMBER                     EXHIBIT DESCRIPTION
    ---------    ---------------------------------------------------------------

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

     10.19 Stock Purchase and Investment Agreement dated September 13, 2000 (incorporated by reference to Exhibit 10.19 of Exhibits to Registrant's Form 10-Q Quarterly Report, filed with the Commission on November 14, 2000)

     23.1        Consent of Independent Auditors -- KPMG LLP

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

                                             INTERACTIVE NETWORK, INC.

                                             By:   /s/ Bruce W. Bauer
                                                   ----------------------------
                                                    Bruce W. Bauer
                                                    Chairman of the Board, Chief
                                                    Executive Officer, President
                                                    and Chief Financial Officer
                                                    (Principal Executive Officer
                                                    and Principal Financial
                                                    Officer)
                                             Date:  April 12, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned directors of Interactive Network, Inc., a California corporation, do hereby constitute and appoint Bruce W. Bauer the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        SIGNATURE                          TITLE                        DATE
-------------------------      --------------------------------   --------------

   /s/ Bruce  W. Bauer         Chairman of the Board, Chief       April 12, 2001
-------------------------      Executive Officer, President
Bruce W. Bauer                 and Chief Financial Officer
                               (Principal Executive Officer
                               and Principal Financial Officer)

   /s/ William Green           Director                           April 12, 2001
-------------------------
William H. Green

   /s/ William Groenevld       Director                           April 12, 2001
-------------------------
William L. Groeneveld

   /s/ Robert H. Hesse         Director                           April 12, 2001
-------------------------
Robert H. Hesse


                               Director                           April __, 2001
-------------------------
Lawrence Taymor