Form 10-Q
period 2001-03-31
INTERACTIVE NETWORK INC /CA
filed 2001-05-15
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001
                                        --------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period from ______ to ______

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

Yes _X_ No ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                Shares Outstanding as of March 31, 2001
-----                                ---------------------------------------
Common Stock                                      43,019,277

                                           INTERACTIVE NETWORK, INC.

                                                     INDEX



PART I. FINANCIAL INFORMATION                                                                         PAGE
                                                                                                      ----

         ITEM 1.           FINANCIAL STATEMENTS.........................................................1

                           CONSOLIDATED BALANCE SHEETS AS OF
                            MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000............................1

                           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.........................2

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             AND 2000...................................................................3

                           NOTES TO FINANCIAL STATEMENTS (Unaudited)....................................4

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............................4

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK..........................................................9

PART II. OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS............................................................10

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS....................................10

         ITEM 6.           EXHIBITS.....................................................................11

         SIGNATURES        .............................................................................11


INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                       AS OF            AS OF
                                                                   MARCH 31, 2001  DECEMBER 31, 2000
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Restricted cash                                                  $  5,576,421    $  5,609,735
   Cash                                                                  413,979         685,168
   Royalty fee receivable                                                 67,500         250,000
   Prepaid expenses and other current assets                              53,027          47,218
                                                                    -------------   -------------

         Total current assets                                          6,110,927       6,592,121

Deposits and other assets                                                  3,430           3,220
                                                                    -------------   -------------
         Total assets                                               $  6,114,357    $  6,595,341
                                                                    =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities                         $    435,861    $    443,952
   Promissory note - current                                             171,130          85,565
   Deferred legal fees                                                   957,775         957,775
                                                                    -------------   -------------

         Total current liabilities                                     1,564,766       1,487,292


Liabilities subject to compromise                                      5,499,998       5,503,263

Promissory note - noncurrent                                             513,390         598,955


Shareholders' deficit:
   Preferred stock, no par value, 10,000,000 shares
      authorized; no shares issued and outstanding as of
      March 31, 2001 and December 31, 2000                                     -               -

   Common stock, no par value, 150,000,000 shares
      authorized; 43,019,277 shares issued and
      outstanding as of both March 31, 2001 and December 31, 2000    145,874,986     145,874,986

   Accumulated deficit                                              (147,338,783)   (146,869,155)
                                                                    -------------   -------------

         Total shareholders' equity (deficit)                         (1,463,797)       (994,169)


See accompanying notes to consolidated financial statements.


INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                         THREE MONTHS ENDED MARCH 31,
                                                              2001        2000
                                                           ----------  ----------


Royalty fees                                               $  67,500   $       -
                                                           ----------  ----------

General and administrative expenses:
   Salaries                                                   77,919      65,641
   Employer payroll taxes                                      6,630       5,592
   Contract labor                                             25,507      25,670
   Rent                                                        9,000       2,066
   D&O insurance                                              15,900           -
   Other administrative costs                                 13,490      33,671

      Legal fees                                              48,109      44,086
      Accounting fees                                         21,096      37,318
      Advisory fees                                                -     390,000
      Legal - NTN litigation                                   2,388       4,769
      Shareholder relations - proxy                            1,400       3,883
                                                           ----------  ----------

General and administrative expenses                          221,439     612,696
                                                           ----------  ----------

         Loss from operations                               (153,939)   (612,696)

Other (income) and expense
   Interest income                                           (73,076)     (2,526)
   Interest expense                                          137,965       7,872
   Net loss from investment in affiliate
      accounted for by the equity method                     304,859       5,491
   Reserve for impairment of investment                      (54,859)          -
   Litigation settlement                                           -    (219,215)
                                                           ----------  ----------

         Other (income) and expense, net                     314,889    (208,378)
                                                           ----------  ----------

         Income (loss) before reorganization expenses       (468,828)   (404,318)


Reorganization expenses                                            -     106,272
                                                           ----------  ----------

         Net income (loss) before federal & state taxes     (468,828)   (510,590)

           Federal & state taxes                                 800         800

         Net income (loss)                                 $(469,628)  $(511,390)
                                                           ==========  ==========

See accompanying notes to consolidated financial statements.


INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                THREE MONTHS ENDED MARCH 31,
                                                                    2001          2000
                                                                 -----------   -----------

Cash flows from operating activities:
   Net loss                                                       $(469,628)    $(511,390)
   Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
         Reorganization expenses                                          -       105,521
         Loss from investment in affiliate                          304,859         5,491
         Allowance for investment in affiiate                       (54,859)            -
         Changes in assets and liabilities:
           Royalty fee receivable                                   182,500             -
           Prepaid expenses and other assets                        (10,000)            -
           Accounts payable                                          (8,091)      (40,970)
           Other accrued liabilities                                    716      (603,509)
                                                                 -----------   -----------
              Cash provided by (used in) operating activities:      (54,503)   (1,044,857)

Cash flows from investing activities:
   Investment in TWIN Entertainment                                (250,000)     (500,000)
                                                                 -----------   -----------
              Cash provided by (used in) financing activities:     (250,000)     (500,000)
                                                                 -----------   -----------

Cash flows from financing activities:
   Sale of common stock                                                   -             -
   Exercise of options                                                    -       490,997
                                                                 -----------   -----------
              Cash provided by (used in) financing activities:            -       490,997
                                                                 -----------   -----------


Net decrease in cash                                               (304,503)   (1,053,860)

   Cash at beginning of period                                    6,294,903     7,576,158
                                                                 -----------   -----------

   End of period                                                 $5,990,400    $6,522,298
                                                                 ===========   ===========

See accompanying notes to consolidated financial statements.

                            INTERACTIVE NETWORK, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

The consolidated financial information of Interactive Network, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 16, 2001. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2001.

Current liabilities consist of accounts payable, and legal fees and expenses incurred in connection with the Company's Chapter 11 bankruptcy proceedings and general corporate work. Payment of Morrison & Foerster's pre-confirmation fees, which is subject to Bankruptcy Court approval, was deferred by agreement until April 22, 2000, when payment was due in full without interest. As the Company lacked funds to pay Morrison & Foerster's fees at that time, Morrison & Foerster did not apply to the Bankruptcy Court for approval of its fees. However, it expects to do so soon. The amount of preconfirmation fees sought by Morrison & Foerster is subject to reduction by the Bankruptcy Court and the payment of the preconfirmation fees is subject to an agreement between Morrison & Foerster and the Company.

INVESTMENT IN AFFILIATE. The Company owns 50% of the outstanding capital stock of TWIN Entertainment, Inc. ("TWIN Entertainment"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV"). TWIN Entertainment's offices are located at 4929 Wilshire Boulevard - Suite 930, Los Angeles, CA 90010. TWIN Entertainment operates in the United States and Canada using technology licensed by the Company and Two Way TV. The Company made additional investments in TWIN Entertainment in the form of loans of $750,000 in September 2000, $250,000 in December 2000 and $250,000 in February 2001, and Two Way TV made similar investments, leaving the relative ownership interests in TWIN Entertainment unchanged. Each party reserves the right to convert such amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the parties.

The Company's share of the operating loss from its joint venture investment in TWIN Entertainment was $304,859 for the period from January 1, 2001 through March 31, 2001 accounted for by the equity method. The Company also adjusted its allowance against its investment and outstanding loans in the amount of $54,859 to write the investment, including loans, down to zero at March 31, 2001, as no assurance can be made that the joint venture will be profitable in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in the Company's Annual Report for the year ended December 31, 2000, filed with the SEC on April 16, 2001. The discussion of the Company's current business and future expectations under this item contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Forward Looking Statements" below and in the section "Factors Affecting Future Operating Results" from Item 1 of the Company's 10-K for the fiscal year ended December 31, 2000, incorporated herein by reference.

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

Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. Our prior strategic investors remain as our stockholders and our management is confident in its strategy to deliver stockholder value by marketing our intellectual property and by working to enhance and develop our patent portfolio. We continue to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that do not involve large overhead demands. In the event that we acquire sole ownership of TWIN Entertainment, as discussed below, we will move from exploiting our patent portfolio through broad licensing, joint ventures and strategic alliances and will instead engage in restrictive licensing of our intellectual property and focus on developing and licensing products and services that utilize our patents and Two Way TV's technology.

We have an advisory panel of consultants and have re-employed our former Chief Scientist, Dr. Robert Brown, to provide the technical and management expertise to assist in the fulfillment of our goals. Further, our management is planning to hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan was approved by the Bankruptcy Court in 1999 and we continue to expend resources in litigating disputed claims. In addition, we expend significant resources in the maintenance and enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being developed.

On January 31, 2000, we consummated the formation of a joint venture company, TWIN Entertainment, which is co-owned and co-managed by us and Two Way TV under the terms of a Joint Venture and Stock Purchase Agreement dated as of December 6, 1999. Each of us and Two Way TV have subsequently financed TWIN's operations equally. TWIN Entertainment currently expects to develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. We have licensed TWIN Entertainment the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV also licensed to TWIN Entertainment certain intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis.

Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we settled all outstanding claims with Two Way TV and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV in exchange for a royalty payment of a certain percentage of Two Way TV's world wide sales. Under the terms of the agreement, Two Way TV will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, which was filed with the SEC on February 11, 2000 as Exhibit 2.5 to a Report on Form 8-K and which is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In March 2001, Two Way TV paid us a royalty of $250,000 for the year ending December 31, 2000. Although we have not received the royalty payment for the year ending December 31, 2001, the Company has recognized the corresponding prorated minimum revenue due for the three months ended March 31, 2001.

During the year ended December 31, 2000, we made additional investments in TWIN Entertainment in the form of loans, and Two Way TV made similar loans to TWIN Entertainment. Each of us and Two Way reserves the right to convert the loan amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the parties. We made a further loan of $250,000 on similar terms as described above in February 2001 to TWIN Entertainment, and Two Way TV made a similar loan to TWIN Entertainment.

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

In December 2000, we announced that we were negotiating the terms of a transaction with Two Way TV under which we would acquire 100% ownership of TWIN Entertainment, which is still in progress. Under the terms of the transaction as currently proposed, we anticipate that Two Way TV will exchange its interest in TWIN Entertainment for a substantial stake in Interactive Network, making Two Way TV our largest shareholder, and TWIN Entertainment will merge with us, forming a single company. Final terms of the transaction have not been agreed upon, however, and the completion of any transaction as currently reported is subject to many conditions, including the negotiation and execution of definitive legal agreements, due diligence by us and Two Way TV, approval by both our board and Two Way TV's board, approval by TWIN Entertainment's shareholders, approval by our shareholders and any required regulatory review. Thus, while we believe that the transaction will be completed, it remains possible that the acquisition will not take place or that the terms of any actual transaction as consummated will be significantly different from those currently proposed.

LIQUIDITY AND CAPITAL RESOURCES

We consummated a settlement agreement with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of March 31, 2001, the balance of these reserved funds was $5.6 million. As of March 31, 2001, the total of all allowed and disputed prepetition claims either allowed or disputed totaled approximately $5.6 million. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. In the event we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient. Certain investors have agreed to allow the Company to use funds committed in our recent financing (see below) by them to supplement our bankruptcy reserve account on a monthly basis to retain the 100% coverage as interest accrues on certain of those claims, as applicable. By this arrangement, we have obtained an order of the Bankruptcy Court staying the enforcement of the National Datacast, Inc., claim. The Bankruptcy Court entered the stay order on November 13, 2000. We funded the reserve account within the deadline set by the stay order, and has continued to keep it funded at 100% through March 31, 2001. The only remaining claims secured by the reserve account are those of National Datacast (which is on appeal as discussed below), Fish & Richardson (which is subject to a claim objection proceeding as discussed below) and Equitable (which claim is being paid on a monthly basis pursuant to a settlement with Equitable, with four equal installments of about $35,000 remaining). These unresolved claims were secured by a lien on the revenue arising from our intellectual property, but in accordance with our confirmed plan of reorganization, the lien was released because the reserve account is funded for 100% of remaining creditor claims.

Our current business plan continues to be one of exploiting our patent portfolio through negotiating favorable licensing with those companies actively involved in, or planning to enter into, the area of interactive advertising and/or the delivery, or production of interactive entertainment where we believe a license from the Company is required for them to avoid infringement upon one or more of our patents. Where we can not make favorable agreements with companies whom we believe are infringing upon our intellectual property, it is management's intention to litigate that infringement to enforce and to protect our rights. Additionally, we will continue to support TWIN Entertainment, which we believe will be successful in the future by contracting with content providers to create interactive programming and with cable and satellite operators to deliver interactive content to their subscribers. In the event of the successful completion of the acquisition of and merger with TWIN Entertainment, we will move from exploiting our patent portfolio solely through licenses, joint ventures and strategic alliances and will instead engage in restrictive licensing of our intellectual property and also develop and license products and services that utilize our patents and Two Way TV's technology.

Management intends to continue its patent development program and to continue to seek out mutually advantageous agreements with other related companies to form partnerships and alliances which will enhance the value of, and assist in exploiting, our technology. We continue to pursue our claims for patent infringement against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada and intend to litigate these claims to full resolution. We have incurred expenses of approximately $103,000 in connection with the pursuit of this claim. As is customary in Canada, we were also required by the Court to post a bond for $27,160 to cover the defendant's legal costs in the case of an unfavorable decision against us. We currently expect to incur aggregate additional expenses in excess of $60,000 in connection with the pursuit of this claim.

We currently expect our need for working capital for the remainder of fiscal year 2001 to consist largely of general and administrative expenses, repayment of debt due in 2001, professional fees and patent development and marketing expenses to establish a groundwork for generating revenues from our intellectual property assets. Between September 13, 2000, and December 31, 2000, we raised $3.1 million through the sale of 2,541,672 units to private investors pursuant to a Stock Purchase and Investment Agreement dated September 13, 2000. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. We intend to use the remainder of the proceeds to fund our operations through the second quarter of 2001. Under the agreement, these investors retain substantial control over the use of proceeds from their investment. This description is a general summary only and does not describe all the terms of the investment, which is governed by the agreement. A copy of the agreement has been filed as Exhibit
10.19 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2000, and is incorporated herein by reference.

In addition, $250,000 was invested in TWIN Entertainment in February 2001 and, if the acquisition of and merger with TWIN Entertainment is successful, we will incur additional general costs related to the merger. This $250,000 investment in TWIN Entertainment was paid out of the proceeds from the sale of the units discussed above and is in the form of a loan in which each of us and Two Way TV reserves the right to convert to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the parties.

We incurred legal expenses reflected on the balance sheets of $957,775 prior to confirmation of our bankruptcy reorganization plan on April 22, 1999, which became payable on April 22, 2000, subject to Bankruptcy Court approval, which our counsel intends to seek. We also incurred post-confirmation legal expenses, principally in preparing and litigating objections to claims filed in the bankruptcy proceeding and for general corporate matters, on which a balance of $684,520 remains unpaid as of March 31, 2001. We have entered into an agreement with our counsel for payment of these expenses on the following terms: the preconfirmation legal fees currently reflected on the balance sheets as $957,775 is due and payable on September 30, 2001, with interest accruing from October 15, 2000 at 1% per annum over Bank of America's prime rate and the $684,520 is payable in equal monthly installments over two years, commencing October 15, 2001, with interest accruing from October 15, 2000 at 1% per annum over Bank of America's prime rate. We also issued to our counsel a warrant exercisable in whole or in part from time to time for 5 years, to purchase sufficient shares of our common stock to enable the warrant holder, by tender of the warrant in satisfaction of such indebtedness (and any indebtedness incurred in appealing Bankruptcy Court awards, which totals approximately $92,000 in fees and disbursments as of March 31, 2001), to extinguish such indebtedness in full. The warrant exercise price is $1.23 per share. In addition to the foregoing legal expenses, through December 31, 2000, contingent legal expenses in the amount of approximately $1.1 million have been incurred by the Company in contesting claims in the Bankruptcy Court, which we will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to contested claims, or, if an appeal is not pursued, through cancellation of the unscheduled contingent legal expenses by exercise of a warrant containing substantially the same terms as the warrant described above.

OTHER CONTINGENCIES AND COMMITMENTS:

We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of March 31, 2001, National Datacast's claim, including accrued interest, totaled approximately $5.06 million. We appealed the July 2000 memorandum decision, and filed our opening brief on March 6, 2001. On November 13, 2000, we obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. The stay is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100% through March 31, 2001.

We have settled the claims of the Equitable Life Assurance Society ("Equitable") for a total of $840,000, one half of which was paid upon approval by the Bankruptcy Court of the settlement, and one half of which is to be paid in equal monthly installments over the twelve months thereafter, without interest. As of

March 31, 2001, we have paid the first half of the settlement and made eight (8) of the monthly payments. The balance owed Equitable as of March 31, 2001, is $140,063. There are four payments remaining, the money for which is set aside in our reserve account.

Fish & Richardson claims it is owed approximately $267,000 (with interest) as of March 31, 2001, for prepetition legal services rendered to Interactive. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the Bankruptcy Court set trial on this dispute for September 4-5, 2001.

We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $103,000 in connection with the pursuit of this claim. We currently expect to incur aggregate additional expenses in excess of $60,000 in connection with the pursuit of this claim.

On October 30, 2000, a judgment was entered on the complaint filed in our bankruptcy case by David Lockton, a shareholder and our former CEO. Subsequently, we paid Mr. Lockton the amount of his allowed claims plus interest to the date of the payment, less $81,000 for the purchase price of the 900,000 shares of our common stock issued to him upon exercise of the options granted to him under the judgment, and issued to him and registered the 900,000 shares. Mr. Lockton retains the right to be paid $1.85 million under the terms of his promissory note. Under the terms of the promissory note, payments do not become due and payable until such time that the Company has generated certain levels of positive cash flow for two consecutive fiscal quarters and any such payments may be limited or suspended based on the extent of the Company's cash flows.

RESULTS OF OPERATIONS

REVENUES. During the three month period ended March 31, 2001, we recognized $67,500 in prorated revenue from minimum royalty fees owed based upon an agreement with Two Way TV. In the three month period ended December 31, 2000, we realized no revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salary, wages and related payroll expenses for executive and administrative personnel, legal and accounting fees, other professional services, business travel and other administrative expenses. General and administrative expenses for the three month period ended March 31, 2001 were $221,439 compared to $612,696 for the same period of 2000. This decrease for the three months ended March 31, 2001 versus the comparable period in the prior year was primarily due to a one-time charge of $390,000 recorded in the three months ended March 31, 2000 for advisory fees related to additional claims filed with the Bankruptcy Court.

OTHER INCOME AND EXPENSE:

INTEREST INCOME. Our interest income for the three month period ended March 31, 2001, was approximately $73,000, which consisted primarily of interest earned on proceeds from the settlement with the Settling Parties. The decrease of approximately $27,650 from the $100,653 for the three month period ended March 31, 2000, was due to the declining cash balance on proceeds from the settlement.

INTEREST EXPENSE. Our interest expense for the three month period ended March 31, 2001 was approximately $138,000, compared to approximately $106,000 for the same period in 2000. Interest expense for 2001 and 2000 was related to interest accrued to unsecured creditors as part of our bankruptcy reorganization. See discussion under "Other Contingencies and Commitments."

NET LOSS FROM INVESTMENT IN AFFILIATE. For the three month period ended March 31, 2001, we recorded a net loss from investment in affiliate of $304,859, compared to approximately $5,500 for the same period in 2000, accounted for by the equity method. We also adjusted our allowance against this investment and outstanding loans in the amount of $54,859 to write the investment, including the loans, down to zero at March 31, 2001, as no assurance can be made that the joint venture will be profitable in the future.

LITIGATION SETTLEMENT. No settlement was received in the three month period ending March 31, 2001. During the same period in 2000 we received approximately $219,000, which was primarily from debt forgiveness resulting from the negotiated settlement with Windows to the World.

REORGANIZATION ITEMS. Reorganization items consist primarily of legal and trustee fees directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement and the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing. We incurred no reorganization expenses for the three month period ended March 31, 2001 compared to $106,272 for the comparable period in 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at March 31, 2001.

FOREIGN CURRENCY RATE RISK. We have no transactions in currencies other than U.S. Dollars. We do not currently have any significant foreign currency exposure and we do not expect to incur significant currency-related gains and losses in 2001. We did not engage in foreign currency hedging activities during the nine months ended March 31, 2001.

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

                                    PART II.
                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

The Company continues to pursue the objections it has to claims of creditors in its bankruptcy proceedings. As of March 31, 2001, we have set aside $5.6 million in a reserve account to pay creditors whose claims we are disputing, as required under our plan of reorganization. As of March 31, 2001, prepetition claims either allowed or disputed totaled approximately $5.6 million.

We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of March 31, 2001, National Datacast's claim, including accrued interest, totaled approximately $5.06 million. We appealed the July 2000 memorandum decision, and filed our opening brief on March 6, 2001. On November 13, 2000, we obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. The stay is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100% through March 31, 2001.

We have settled the claims of the Equitable Life Assurance Society ("Equitable") for a total of $840,000, one half of which was paid upon approval by the Bankruptcy Court of the settlement, and one half of which is to be paid in equal monthly installments over the twelve months thereafter, without interest. As of March 31, 2001, we have paid the first half of the settlement and made eight (8) of the monthly payments. The balance owed Equitable as of March 31, 2001, is $140,063. There are four payments remaining, the money for which is set aside in our reserve account.

Fish & Richardson claims it is owed approximately $266,700 (with interest) as of March 31, 2001, for prepetition legal services rendered to Interactive. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the Bankruptcy Court set trial on this dispute for September 4-5, 2001.

We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. Both parties are currently conducting discovery and we anticipate a trial date in the second quarter of 2002. To date, we have incurred expenses of approximately $103,000 in connection with the pursuit of this claim.

ITEM 6.           EXHIBITS

         (a)               Exhibits

                           None

         (b)               Reports on Form 8-K

                           None



SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: May 14, 2001

                                     INTERACTIVE NETWORK, INC.
                                     (Registrant)

                                     By: /s/ Bruce W. Bauer
                                         --------------------------
                                         Bruce W. Bauer
                                         Chairman of the Board
                                         President, Chief Executive Officer
                                         and Chief Financial Officer (principal
                                         financial officer)