Form 10-Q
period 2001-06-30
INTERACTIVE NETWORK INC /CA
filed 2001-08-14
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2001
                                        -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period from _______ to _______

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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Shares outstanding as of June 30, 2001
-----                                    --------------------------------------
Common Stock                                         43,019,277

                            INTERACTIVE NETWORK, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS......................................1

                    CONSOLIDATED BALANCE SHEETS AS OF
                      JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000.........1

                    CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                      AND 2000................................................2

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      FOR THE SIX MONTHS ENDED JUNE 30, 2001
                      AND 2000................................................3

                    NOTES TO FINANCIAL STATEMENTS (Unaudited).................4

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........4

         ITEM 3.    Quantitative and Qualitative Disclosures
                      About Market Risk.......................................10

PART II. OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS.........................................11

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.................12

         ITEM 6.    EXHIBITS..................................................12

         SIGNATURES ..........................................................13

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 INTERACTIVE NETWORK, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,       DECEMBER 31,
                                                                  2001             2000
                                                             --------------   --------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Restricted cash                                            $   5,543,978    $   5,609,735
  Cash                                                             948,999          685,168
  Royalty fee receivable                                           135,000          250,000
  Prepaid expenses and other current assets                         46,523           47,218
                                                             --------------   --------------
      Total current assets                                       6,674,500        6,592,121

Deposits and other assets                                            3,144            3,220
                                                             --------------   --------------
      Total assets                                           $   6,677,644    $   6,595,341
                                                             ==============   ==============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                   $     791,103    $     443,952
  Liabilities subject to compromise                              5,504,922        5,503,263
  Promissory note - current                                              -           85,565
  Deferred legal fees                                                    -          957,775

                                                             --------------   --------------
      Total current liabilities                                  6,296,025        6,990,555

Promissory note - noncurrent                                     1,246,130          598,955
Convertible Promissory Notes                                     1,120,616                -

Shareholders' deficit:
  Preferred stock, no par value, 10,000,000 shares
    authorized; no shares issued and outstanding as of
    June 30, 2001 and December 31, 2000                                  -                -

  Common stock, no par value, 150,000,000 shares
    authorized; 43,019,277 shares issued and outstanding
    as of both June 30, 2001 and December 31, 2000             145,874,986      145,874,986

  Accumulated deficit                                         (147,860,113)    (146,869,155)
                                                             --------------   --------------
      Total shareholders' (deficit)                             (1,985,127)        (994,169)
                                                             --------------   --------------

      Total liabilities and shareholders' (deficit)          $   6,677,644    $   6,595,341
                                                             ==============   ==============

See accompanying notes to consolidated financial statements.

                                             1

                                           INTERACTIVE NETWORK, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               THREE MONTHS                   SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                       ---------------------------   ---------------------------
                                                           2001           2000           2001           2000
                                                       ------------   ------------   ------------   ------------
Royalty fees                                           $    67,500    $         -    $   135,000    $         -
                                                       ------------   ------------   ------------   ------------
General and administrative expenses:
  Salaries                                                  69,417         65,641        147,336        131,282
  Employer payroll taxes                                     9,004          8,689         22,726         17,331
  Contract labor                                             7,012         11,858         32,520         28,606
  Rent                                                       9,000          3,099         18,000          5,165
  Directors' & Officers' insurance                          16,801              -         32,702              -
  Other administrative costs                                 9,796         22,444         16,994         53,065

    Legal fees                                              91,341        117,969        139,450        170,977
    Accounting fees                                         26,060         17,054         47,156         54,372
    Advisory fees                                                -              -              -        390,000
    Legal - NTN litigation                                  23,549         10,135         25,936         14,904
    Shareholder relations - proxy                                -         24,776          1,400         28,659
                                                       ------------   ------------   ------------   ------------
General and administrative expenses                        261,980        281,665        484,220        894,361
                                                       ------------   ------------   ------------   ------------

      Loss from operations                                (194,480)      (281,665)      (349,220)      (894,361)

Other (income) and expense
  Interest (income)                                        (72,352)       (99,196)      (145,428)      (199,849)
  Interest expense                                         148,409         89,000        286,374        195,000
  Net loss from investment in affiliate
    accounted for by the equity method                     314,486        273,160        619,345        278,651
  Reserve for impairment of investment                    (164,486)             -       (219,345)             -
  Litigation settlement                                          -      3,301,000              -      3,081,785
                                                       ------------   ------------   ------------   ------------

      Other (income) and expense, net                      226,057      3,563,964        540,946      3,355,587
                                                       ------------   ------------   ------------   ------------

      Loss before reorganization expenses                 (420,537)    (3,845,629)      (890,166)    (4,249,948)

Reorganization expenses                                    100,792            250        100,792        106,522
                                                       ------------   ------------   ------------   ------------

      Net loss before federal & state taxes               (521,329)    (3,845,879)      (990,958)    (4,356,470)

        Federal & state taxes                                    -              -              -            800

      Net loss                                         $  (521,329)   $ (3,45,879)   $  (990,958)   $(4,357,270)
                                                       ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                                                       2

                               INTERACTIVE NETWORK, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      SIX MONTHS
                                                                    ENDED JUNE 30,
                                                             ---------------------------
                                                                 2001           2000
                                                             ------------   ------------
Cash flows from operating activities:
  Net loss                                                   $  (990,958)   $(4,357,270)
  Adjustments to reconcile net loss to net cash provided
    by (used for) operating activities:
      Loss from investment in affiliate                          619,345        278,651
      Allowance for investment in affiliate                     (219,345)             -
      Changes in assets and liabilities:
        Royalty fee receivable                                   115,000              -
        Prepaid expenses and other assets                            771        (22,781)
        Accounts payable                                         381,975        (71,055)
        Liabilities subject to compromise                          1,659      2,331,397
        Deferred legal fees                                     (500,000)             -
        Other accrued liabilities                                 69,626        350,000
                                                             ------------   ------------
          Cash provided by (used in) operating activities:      (521,927)    (1,491,058)

Cash flows from investing activities:
  Investment in TWIN Entertainment                                     -       (500,000)
  Promissory note receivable from TWIN Entertainment            (400,000)             -
                                                             ------------   ------------
          Cash provided by (used in) financing activities:      (400,000)      (500,000)
                                                             ------------   ------------


Cash flows from financing activities:
  Proceeds from bridge financing                               1,120,000              -
  Sale of common stock                                                 -        350,997
                                                             ------------   ------------
          Cash provided by (used in) financing activities:     1,120,000        350,997
                                                             ------------   ------------

Net increase (decrease) in cash                              $   198,073    $(1,640,061)

Cash:
  Beginning of period                                          6,294,903      7,576,158
                                                             ------------   ------------
  End of period                                              $ 6,492,977    $ 5,936,097
                                                             ============   ============
See accompanying notes to consolidated financial statement.

                                           3

                            INTERACTIVE NETWORK, INC.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2001


The consolidated financial information of Interactive Network, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 16, 2001. The results of operations for the three-month or six-month periods ended June 30, 2001 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2001.

Current liabilities consist of accounts payable, and legal fees and expenses incurred in connection with the Company's Chapter 11 bankruptcy proceedings and general corporate work. Payment of Morrison & Foerster's pre-confirmation fees, which was subject to Bankruptcy Court approval, was deferred by agreement until April 22, 2000, when payment was due in full without interest. As the Company lacked funds to pay Morrison & Foerster's fees at that time, Morrison & Foerster did not apply to the Bankruptcy Court for approval of its fees. On June 30, 2001, with approval from the Bankruptcy Court, the Company paid Morrison & Foerster $500,000 as partial payment of the principal and interest on the pre-confirmation fees. The remaining pre-confirmation fees are subject to an agreement between Morrison & Foerster and the Company, with the first payment due on October 15, 2002.

INVESTMENT IN AFFILIATE. The Company owns 50% of the outstanding capital stock of TWIN Entertainment, Inc. ("TWIN Entertainment"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV"). TWIN Entertainment's offices are located at 300 De Haro Street, Suite 342, San Francisco, CA 94103. TWIN Entertainment operates in the United States and Canada using technology licensed to it by the Company and Two Way TV. In addition to its initial investment of $500,000, the Company made additional investments in TWIN Entertainment in the form of multiple loans totaling $1.25 million through the first quarter of 2001. The Company made further loans of $50,000 in May 2001 and $100,000 in June 2001, and after the quarter ended June 30, 2001, made additional loans of $100,000 in July 2001 and $100,000 in August 2001. Two Way TV made similar loans to TWIN Entertainment, leaving the relative ownership interests in TWIN Entertainment unchanged. Each party reserves the right to convert such amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the parties.

The Company's share of the operating loss from its joint venture investment in TWIN Entertainment was approximately $314,486 for the quarter ended June 30, 2001 accounted for by the equity method. The Company also adjusted its allowance against its investment and outstanding loans in the amount of $164,486 to write the investment, including loans, down to zero at June 30, 2001, as no assurance can be made that the joint venture will be profitable in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Interactive Network was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August 1995 due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T), NBC, Gannett, Motorola, Sprint, and AC Nielson.

Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. Our prior strategic investors remain as our stockholders. We continue to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that do not involve large overhead demands. In the event that our proposed merger with TWIN Entertainment is consummated, as discussed below, we believe that TWIN Entertainment will engage in restrictive licensing of our intellectual property and focus on developing and licensing products and services that utilize our patents and Two Way TV's technology.

We have an advisory panel of consultants and have re-employed our former Chief Scientist, Dr. Robert Brown, to provide the technical and management expertise to assist in the fulfillment of our goals. Further, our management may hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan was approved by the Bankruptcy Court in 1999 and we continue to expend resources in litigating disputed claims. In addition, we expend significant resources in the maintenance and enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company in a position to be a part of the interactive content and interactive services businesses currently being developed.

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

Additionally, as part of the agreements with Two Way TV to create TWIN Entertainment, we settled all outstanding claims with Two Way TV and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV in exchange for a royalty payment of a certain percentage of Two Way TV's world wide sales. Under the terms of the agreement, Two Way TV will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, which was filed with the SEC on February 11, 2000 as Exhibit 2.5 to a Report on Form 8-K and which is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In March 2001, Two Way TV paid us a royalty of $250,000 for the year ending December 31, 2000. Although we have not received the royalty payment for the year ending December 31, 2001, the Company has recognized the corresponding prorated minimum revenue due for the six months ended June 30, 2001.

Since the original formation of TWIN Entertainment we have made additional investments in TWIN Entertainment in the form of loans, and Two Way TV made similar loans to TWIN Entertainment. Each of us and Two Way reserves the right to convert the loan amounts into equity of TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the parties. In the second quarter of 2001, we made additional loans of $50,000 in May 2001 and $100,000 in June 2001 and after the close of second quarter, we have loaned an additional $100,000 in July 2001 and $100,000 in August 2001, on similar terms to TWIN Entertainment, and Two Way TV also made similar loans to TWIN Entertainment.

We understand that TWIN Entertainment's management continues to discuss with a number of companies carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from the Company and Two Way TV. It is our belief that TWIN Entertainment, or, if the merger discussed below is successfully consummated, Two Way TV (US), will use our intellectual property and Two Way TV's technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

In December 2000, we announced that we were negotiating the terms of a transaction with Two Way TV under which we would acquire 100% ownership of TWIN Entertainment. At the time of our announcement, we anticipated that Two Way TV would exchange its interest in TWIN Entertainment for a substantial stake in Interactive Network, and TWIN Entertainment would merge with us, forming a single company. In June 2001, we announced that on May 31, 2001, we entered into an agreement whereby we are to be merged with and into TWIN Entertainment to form a new company to be called Two Way TV (US), Inc. In the proposed transaction, Two Way TV will own 45% of Two Way TV (US) on a fully diluted basis and our existing shareholders will own approximately 55% of the combined company. At the closing of the merger, Two Way TV is to grant an exclusive license in the United States and Canada to Two Way TV (US) to all of the Two Way TV games, technologies and patents, and Two Way TV (US) is to grant an exclusive license outside of the United States and Canada to Two Way TV of its patents. The completion of any transaction as currently reported is subject to many conditions, including approval by our shareholders, finalization of certain material commercial arrangements with third parties and any required regulatory review and legal processes. Thus, while we currently believe that the transaction will be completed, it remains possible that the merger will not take place.

LIQUIDITY AND CAPITAL RESOURCES

We consummated a settlement agreement in 1998 with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of June 30, 2001, the balance of these reserved funds was approximately $5.5 million. As of June 30, 2001, all allowed and disputed prepetition claims either allowed or disputed totaled approximately $5.5 million, not including a cross-claim filed by National Datacast, Inc. in the amount of $800,000. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. If we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient. Certain investors agreed to allow the Company to use funds committed by them in our recent Stock Purchase and Investment Agreement financing (discussed below) to supplement our bankruptcy reserve account on a monthly basis to retain the 100% coverage (as determined by the Bankruptcy Court) as interest accrues on certain of those claims, as applicable. By this arrangement, we obtained an order of the Bankruptcy Court staying the enforcement of the National Datacast, Inc., claim. The Bankruptcy Court entered the stay order on November 13, 2000. We funded the reserve account in the amount agreed upon with National Datacast and the Bankruptcy Court within the deadline set by the stay order, and have continued to keep it funded at 100% through June 30, 2001. The only remaining claims as of June 30, 2001 secured by the reserve account are those of National Datacast (which is on appeal as discussed below in "Other Contingencies and Commitments"), Fish & Richardson (which is subject to a claim objection proceeding as discussed below in "Other Contingencies and Commitments") and Equitable Life Assurance Society ("Equitable") (which claim was paid on a monthly basis pursuant to a settlement with Equitable, with the final installment of about $35,000 paid on July 1, 2001, making Equitable no longer a creditor). These unresolved claims were secured by a lien on the revenue arising from our intellectual property, but in accordance with our confirmed plan of reorganization, the lien was released because the reserve account is funded for 100% of remaining creditor claims (as determined by the Bankruptcy Court).

Our current business plan continues to be one of exploiting our patent portfolio through negotiating favorable licensing with those companies actively involved in, or planning to enter into, the area of interactive advertising and/or the delivery, or production of interactive entertainment where we believe a license from the Company is required for them to avoid infringement upon one or more of our patents. Where we cannot make favorable agreements with companies whom we believe are infringing upon our intellectual property, it is management's intention to litigate that infringement to enforce and to protect our rights. Additionally, we will continue to support TWIN Entertainment, which we believe will be successful in the future by contracting with content providers to create interactive programming and with cable and satellite operators to deliver interactive content to their subscribers. In the event of the successful completion of the proposed merger with TWIN Entertainment, we believe that TWIN Entertainment will engage in restrictive licensing of our intellectual property and also develop and license products and services that utilize our patents and Two Way TV's technology.

Management intends to continue its patent development program and to continue to seek out mutually advantageous agreements with other related companies to form partnerships and alliances which will enhance the value of, and assist in exploiting, our technology. We continue to pursue our claims for patent infringement against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada and intend to litigate these claims to full resolution. We have incurred expenses of approximately $125,000 in connection with the pursuit of this claim. As is customary in Canada, we were also required by the Court to post a bond for $27,160 to cover the defendant's legal costs in the case of an unfavorable decision against us. We currently expect to incur aggregate additional expenses in excess of $60,000 in connection with the pursuit of this claim.

We currently expect our need for working capital for the remainder of fiscal year 2001 to consist largely of general and administrative expenses, repayment of debt due in 2001, professional fees and patent development and marketing expenses to establish a groundwork for generating revenues from our intellectual property assets. Between September 13, 2000 and December 31, 2000, we raised $3.1 million through the sale of 2,541,672 units to private investors pursuant to a Stock Purchase and Investment Agreement dated September 13, 2000. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. The proceeds funded our operations into the second quarter of 2001, with the investors retaining substantial control over the use of proceeds from their investment. This description is a general summary only and does not describe all the terms of the investment, which is governed by the Stock Purchase and Investment Agreement and related documents. A copy of that agreement has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC on November 14, 2000, and is incorporated herein by reference.

In the second quarter of 2001, we raised $1.12 million through the sale of 112 units to private investors pursuant to 10% Convertible Promissory Notes and Common Stock Purchase Warrants, copies of the form of which have been filed as Exhibits 10.20 and 10.21, respectively, to this Form 10-Q and are incorporated herein by reference. Each unit consists of (i) a $10,000 convertible promissory note bearing interest at 10% per annum that is convertible into our Common Stock at the rate of $0.50 per share and (ii) a five-year warrant to purchase 20,000 shares at an exercise price of $0.60 per share. Of the $1.12 million raised through June 30, 2001, $500,000 was used as partial payment on the pre-confirmation fees owed to Morrison & Foerster (as discussed below), $300,000 was loaned to TWIN Entertainment (as discussed below), and we intend to use the remainder to fund our operations through the third quarter 2001. We raised an additional $292,500 in this financing after June 30, 2001 and through the date of this Report.

In 2001, we and Two Way TV each increased our investment in TWIN Entertainment. We and Two Way TV each loaned TWIN Entertainment $250,000 in February 2001, $50,000 in May 2001, $100,000 in June 2001, $100,000 in July 2001 and $100,000
in August 2001, each loan in the form of convertible promissory notes on terms to be agreed upon by the parties at a later date. In addition, if the merger with TWIN Entertainment is successful, we will incur additional general costs (both directly and indirectly as a financier of TWIN Entertainment) related to the merger. The $250,000 loaned to TWIN Entertainment in February 2001 and the $50,000 loaned to TWIN Entertainment in May 2001 were paid out of proceeds from the sale of units pursuant to the Stock Purchase and Investment Agreement and are in the form of loans in which each of us and Two Way TV reserves the right to convert to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the parties. The $100,000 loaned in June 2001, the $100,000 loaned in July 2001, and the $100,000 loaned in August 2001 were each paid out of the proceeds from the sale of the units pursuant to the Convertible Promissory Note and Warrant Agreement discussed above and are in the form of loans on terms and conditions similar to prior loans to TWIN Entertainment.

We incurred legal expenses reflected on previous balance sheets of $957,775 prior to confirmation of our bankruptcy reorganization plan on April 22, 1999, which became payable on April 22, 2000, subject to Bankruptcy Court approval. We also incurred post-confirmation legal expenses, principally in preparing and litigating objections to claims filed in the bankruptcy proceeding and for general corporate matters, on which a balance of $684,520 remained unpaid as of June 30, 2001. On June 30, 2001, the Bankruptcy Court approved pre-confirmation fees owed of $932,775, and we paid $500,000 to our counsel as partial payment of the principal and interest owed on such pre-confirmation fees. We have amended our previous agreement with our counsel for payment of the remaining amount on the following terms: the remaining preconfirmation legal fees of approximately $520,043 is included in a new promissory note from us to Morrison & Foerster, along with the approximately $684,520 owed to our counsel for post-confirmation expenses. Interest is accruing on the $520,043 of pre-confirmation expenses as of October 15, 2000 at 1% per annum over Bank of America's prime rate. The

Company has paid approximately $62,000 in interest and incurred approximately an additional $41,500 of interest expense on these deferred pre-confirmation legal fees as of June 30, 2001. Interest will begin accruing on the approximately $684,520 in post-confirmation expenses as of July 1, 2001 at 1% per annum over Bank of America's prime rate. Repayment of principal and interest on this promissory note is required to commence on October 15, 2002, and will be paid in 24 equal monthly installments each consisting of 1/24th of the aggregate of the unpaid principal amount under the promissory note and the unpaid interest accrued through September 30, 2002. We also amended the warrant previously issued to our counsel to, among other things, reflect a revised warrant exercise price of $0.69, which was 101% of the average Closing Price for the 20 days prior to the date of the issuance of the revised warrant. In addition to the foregoing legal expenses, through June 30, 2001, contingent legal expenses in the amount of approximately $1.1 million have been incurred by the Company in contesting claims in the Bankruptcy Court, which we will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to the contested claim of National Datacast, or, if an appeal is not pursued, through cancellation of the unscheduled contingent legal expenses by exercise of a warrant issued on similar terms as the warrant described above.

OTHER CONTINGENCIES AND COMMITMENTS

We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of June 30, 2001, National Datacast's claim, including accrued interest, totaled approximately $5.06 million. We appealed the July 2000 memorandum decision and on November 13, 2000 we obtained from the Bankruptcy Court a stay of enforcement of the judgement by National Datacast pending the appeal. We filed our opening brief on March 6, 2001. The stay is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100% through June 30, 2001. National Datacast filed a cross-claim in the amount of approximately $800,000. That amount was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered.

We have settled the claims of Equitable for a total of $840,000, one half of which was paid upon approval by the Bankruptcy Court of the settlement, and one half of which was to be paid in equal monthly installments over the twelve months thereafter, without interest. As of July 2001, we have paid the first half of the settlement and made all twelve (12) of the monthly installments. The final installment of approximately $35,000 was paid in July 2001. Equitable is no longer a creditor.

Fish & Richardson claims it is owed approximately $267,000 (with interest) as of June 30, 2001, for prepetition legal services rendered to Interactive Network. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the Bankruptcy Court set trial on this dispute for September 4-5, 2001. The Fish & Richardson claim is covered by the reserve account.

We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $125,000 in connection with the pursuit of this claim. We currently expect to incur aggregate additional expenses in excess of $60,000 in connection with the pursuit of this claim.

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

Certain directors of the Company have also been sued by Mr. Lockton in a separate action. Although the Company is not a party to the suit, we do have a potential obligation to indemnify our directors for claims raised in the suit. The parties are currently in settlement negotiations and at this time the Company does not believe that the resolution of this suit will have a material adverse effect on the Company's financial position.

RESULTS OF OPERATIONS

ROYALTY FEES. During the three month and six month periods ended June 30, 2001, we recognized approximately $67,500 and $135,000, respectively, in prorated revenue from minimum royalty fees owed based upon an agreement with Two Way TV. In the three month and six month periods ended June 30, 2000, we had no revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salary, wages and related payroll expenses for executive and administrative personnel, legal and accounting fees, other professional services, business travel and other administrative expenses. General and administrative expenses for the three and six month periods ended June 30, 2001 were approximately $262,000 and $484,000, respectively, compared to approximately $282,000 and $894,000, respectively, for the same periods of 2000. The decrease for the three months ended June 30, 2001 versus the comparable period in the prior year was primarily due to a reduction in legal services required and fees incurred. The decrease for the six months ended June 30, 2001 versus the comparable period in the prior year was primarily due to a one-time charge of $390,000 recorded in the three months ended March 31, 2000 for advisory fees related to additional claims filed with the Bankruptcy Court.

OTHER INCOME AND EXPENSE

INTEREST INCOME. Our interest income for the three and six month periods ended June 30, 2001, was approximately $72,000 and $145,000, respectively, compared with approximately $99,000 and $200,000 for the same periods, respectively, in 2000. Our interest income consisted primarily of interest earned on deposits mandated by the Bankruptcy Court for restricted use. The decrease of approximately $55,000 from the six month period ended June 30, 2000, was due to the declining cash balance on proceeds from the Stock Purchase and Investment Agreement financing.

INTEREST EXPENSE. Our interest expense for the three and six month periods ended June 30, 2001 was approximately $148,000 and $286,000, respectively, compared to approximately $89,000 and $195,000 for the same periods in 2000. Interest expense for 2001 and 2000 was related to interest accrued to unsecured creditors as part of our bankruptcy reorganization and accrued on pre-confirmation deferred legal fees. See discussion of the settlement agreement under "Liquidity and Capital Resources" and the unsecured creditors under "Other Contingencies and Commitments."

NET LOSS FROM INVESTMENT IN AFFILIATE. For the three and six month periods ended June 30, 2001, we recorded a net loss from investment in affiliate of approximately $314,000 and $619,000, respectively, compared to approximately $273,000 and $279,000, respectively, for the same periods in 2000, accounted for by the equity method. These net loss amounts are our share of the net losses incurred by TWIN Entertainment during these periods based upon its unaudited results of operations. We also adjusted our allowance against this investment and outstanding loans in the amount of approximately $219,000 to write our investment, including the loans, down to zero at June 30, 2001, as no assurance can be made that the joint venture will be profitable in the future.

LITIGATION SETTLEMENT. No settlement was received in the three and six month periods ending June 30, 2001. During the same periods in 2000 approximately $3,301,000 and $3,082,000, respectively, was received.

REORGANIZATION ITEMS. Reorganization items consist primarily of legal and trustee fees directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement and the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing. We incurred approximately $101,000 in reorganization expenses for the three and six month periods ended June 30, 2001 compared to approximately $250 and $107,000 for the comparable periods in 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at June 30, 2001.

FOREIGN CURRENCY RATE RISK. We have no transactions in currencies other than U.S. Dollars. We do not currently have any significant foreign currency exposure and we do not expect to incur significant currency-related gains and losses in 2001. We did not engage in foreign currency hedging activities during the six months ended June 30, 2001.

FORWARD LOOKING STATEMENTS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTIONS OF THIS QUARTERLY REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, FORECASTS AND PROJECTIONS ABOUT THE COMPANY'S FUTURE PROSPECTS, PLANS AND STRATEGIES, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS ON SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS WHICH ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS, INCLUDING CHANGES THAT COULD AFFECT THE VALUE OF THE COMPANY'S INTELLECTUAL PROPERTY ASSETS AND DECISIONS BY THE BANKRUPTCY COURT REGARDING RESULTS OF APPEALS IN THE COMPANY'S CHAPTER 11 PROCEEDING WITH RESPECT TO ALLOWANCE OF CONTESTED CLAIMS WHICH MAY CAUSE A RESULTING INCREASE IN POST-PETITION INTEREST ON CLAIMS AND COULD REDUCE THE COMPANY'S ANTICIPATED WORKING CAPITAL. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                    PART II.
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We continue to pursue the objections we have to claims of creditors in our bankruptcy proceedings. As of June 30, 2001, we have set aside approximately $5.5 million in a reserve account to pay creditors whose claims we are disputing, as required under our plan of reorganization. As of June 30, 2001, prepetition claims either allowed or disputed totaled approximately $5.5 million.

We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of June 30, 2001, National Datacast's claim, including accrued interest, totaled approximately $5.06 million. We appealed the July 2000 memorandum decision, and filed our opening brief on March 6, 2001. On November 13, 2000, we obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. The stay is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100% through June 30, 2001. National Datacast filed a cross-claim in the amount of approximately $800,000. That amount was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered.

We have settled the claims of Equitable for a total of $840,000, one half of which was paid upon approval by the Bankruptcy Court of the settlement, and one half of which was to be paid in equal monthly installments over the twelve months thereafter, without interest. As of July 2001, we have paid the first half of the settlement and made all twelve (12) of the monthly installments. The final installment of approximately $35,000 was paid in July 2001. Equitable is no longer a creditor.

Fish & Richardson claims it is owed approximately $267,000 (with interest) as of June 30, 2001, for prepetition legal services rendered to Interactive Network. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the Bankruptcy Court set trial on this dispute for September 4-5, 2001.

We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $125,000 in connection with the pursuit of this claim. We currently expect to incur aggregate additional expenses in excess of $60,000 in connection with the pursuit of this claim.

Certain directors of the Company have been sued by David Lockton, a shareholder and our former CEO, in a separate action. Although the Company is not a party to the suit, we do have a potential obligation to indemnify the directors for claims raised in the suit. The parties are currently in settlement negotiations and at this time the Company does not believe that the resolution of this suit will have a material adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities

In the second quarter of 2001, we raised $1.12 million through the sale of 112 units to private investors pursuant to 10% Convertible Promissory Notes and Common Stock Purchase Warrants, copies of the forms of which have been filed as Exhibits 10.20 and 10.21, respectively, to this Form 10-Q and are incorporated herein by reference. Each unit consists of (i) a $10,000 convertible promissory note bearing interest at 10% per annum that is convertible into our Common Stock at the rate of $0.50 per share and (ii) a five-year warrant to purchase 20,000 shares at an exercise price of $0.60 per share. We believe that the sale of these units were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Securities Act") because the offer and sale of these units were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act and satisfied the conditions of Rules 505 and 506 promulgated under the Securities Act. Each investor represented to us that such investor was an accredited investor within the meaning of Rule 501 promulgated under the Securities Act. Of the $1.12 million raised through June 30, 2001, $500,000 was used as partial payment on the pre-confirmation fees owed to Morrison & Foerster, $300,000 was loaned to TWIN Entertainment and we intend to use the remainder to fund our operations through the third quarter 2001. We raised an additional $292,500 in this financing after June 30, 2000 and through the date of this report.

ITEM 6.  EXHIBITS

         (a)      Exhibits

                  Exhibit 10.20    Form of 10% Convertible Promissory Note
                  Exhibit 10.21    Form of Common Stock Purchase Warrant

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: August 14, 2001

                                      INTERACTIVE NETWORK, INC.
                                      (Registrant)

                                      By: /s/ Bruce W. Bauer
                                          --------------------------------------
                                          Bruce W. Bauer
                                          Chairman of the Board
                                          President, Chief Executive Officer
                                          (principal executive officer) and
                                          Chief Financial Officer
                                          (principal financial officer)