Form 10-Q
period 2001-09-30
INTERACTIVE NETWORK INC /CA
filed 2001-11-14
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001
                                        ------------------

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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Shares outstanding as of October 15, 2001
-----                                  -----------------------------------------
Common Stock                                      43,019,277

                            INTERACTIVE NETWORK, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                     Page
                                                                                  ----

        ITEM 1.  FINANCIAL STATEMENTS................................................2

                 CONSOLIDATED BALANCE SHEETS AS OF
                 SEPTEMBER 30, 2001 (Unaudited) AND DECEMBER 31, 2000................2

                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.....3

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                 AND 2000............................................................4

                 NOTES TO FINANCIAL STATEMENTS (Unaudited)...........................5

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................6

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.................................................11

PART II. OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS...................................................12

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................13

        ITEM 6.  EXHIBITS............................................................13

        SIGNATURES...................................................................13

                                            i

                                            PART I.
                                     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

                                                               September 30,    December 31,
                                                                    2001            2000
                                                              --------------   --------------
                                                                (Unaudited)
ASSETS
Current assets:
    Restricted cash                                           $   5,614,309    $   5,609,735
    Cash                                                            585,787          685,168
    Royalty fee receivable                                          202,500          250,000
    Prepaid expenses and other current assets                        40,160           47,218
                                                              --------------   --------------

          Total current assets                                    6,442,756        6,592,121

Deposits and other assets                                             3,430            3,220

                                                              --------------   --------------
          Total assets                                        $   6,446,186    $   6,595,341
                                                              ==============   ==============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                  $     605,840    $     443,952
    Liabilities subject to compromise                             5,577,630        5,503,263
    Promissory note - current                                             -           85,565
    Deferred legal fees                                                   -          957,775
                                                              --------------   --------------
          Total current liabilities                               6,183,470        6,990,555


Promissory note - noncurrent                                      1,247,254          598,955
Convertible promissory notes                                      1,657,436                -

Shareholders' deficit:
    Preferred stock, no par value, 10,000,000 shares
       authorized; no shares issued and outstanding as of
       September 30, 2001 and December 31, 2000                           -                -

    Common stock, no par value, 150,000,000 shares
       authorized; 43,019,277 shares issued and outstanding
       as of September 30, 2001 and December 31, 2000           145,874,986      145,874,986

    Accumulated deficit                                        (148,516,960)    (146,869,155)
                                                              --------------   --------------

          Total shareholders' deficit                            (2,641,974)        (994,169)
                                                              --------------   --------------


          Total liabilities and shareholders' deficit         $   6,446,186    $   6,595,341
                                                              ==============   ==============

                 See accompanying notes to consolidated financial statements.

                                              2

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS                   NINE MONTHS
                                                         ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                  -----------------------------    ---------------------------
                                                       2001            2000            2001           2000
                                                  ------------     ------------    ------------   ------------
Royalty fees                                      $    67,500      $        -      $  202,500     $         -
                                                  ------------     ------------    ------------   ------------
General and administrative expenses:
    Salaries                                           75,000          81,188         222,336         213,016
    Employer payroll taxes                              5,914           6,524          28,640          23,309
    Contract labor                                     (8,083)         69,233          24,436          97,839
    Rent                                                9,000           6,000          27,000          11,165
    Directors' & Officers' insurance                   37,848           7,751          70,550           7,751
    Other administrative costs                         11,775          23,519          28,754          77,384

       Legal fees                                     114,580         177,642         254,174         348,619
       Accounting fees                                 19,244          40,339          66,415          94,711
       Advisory fees                                        -               -               -         390,000
       Legal - NTN litigation                          10,851          19,911          36,787          34,815
       Shareholder relations - proxy                        -         210,795           1,400         239,454
                                                  ------------     ------------    ------------   ------------
General and administrative expenses                   276,129         642,902         760,492       1,538,063
                                                  ------------     ------------    ------------   ------------
          Loss from operations                       (208,629)       (642,902)       (557,992)     (1,538,063)

Other (income) and expense
    Interest (income)                                 (54,125)        (96,183)       (199,553)       (296,032)
    Interest expense                                  170,668         180,000         457,042         375,000
    Net loss from investment in affiliate
       accounted for by the equity method             299,951         256,064         919,296         534,715
    Reserve for impairment of investment                   49              -         (219,296)              -
    Litigation settlement                                   -              -                -       3,081,785
                                                  ------------     ------------    ------------   ------------

          Other (income) and expense, net             416,543         339,881         957,489       3,695,468
                                                  ------------     ------------    ------------   ------------

          Loss before reorganization expenses        (625,172)       (982,783)     (1,515,481)     (5,233,531)

Reorganization expenses                                28,524         242,996         129,173         349,518
                                                  ------------     ------------    ------------   ------------

          Net loss before federal & state taxes      (653,696)     (1,225,779)     (1,644,654)     (5,583,049)

             Federal & state taxes                      3,152           4,800           3,152           4,800

          Net loss                                $  (656,848)    $(1,230,579)    $(1,647,806)    $(5,587,849)
                                                  ============    ============    ============    ============

                         See accompanying notes to consolidated financial statements.

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   ------------   ------------
Cash flows from operating activities:
    Net loss                                                       $(1,647,806)   $(5,587,849)
    Adjustments to reconcile net loss to net cash provided by
        (used for) operating activities:
          Loss from investment in affiliate                            919,296         34,715
          Allowance for investment in affiliate                       (219,296)             -
          Changes in assets and liabilities:
             Royalty fee receivable                                     47,500              -
             Prepaid expenses and other assets                           6,849         34,263
             Accounts payable                                          196,713        548,891
             Liabilities subject to compromise                          74,367      2,791,368
             Deferred legal fees                                      (525,000)             -
             Other accrued liabilities                                 132,570         (3,600)
                                                                   ------------   ------------
                Cash provided by (used in) operating activities:    (1,014,807)    (2,182,212)

Cash flows from investing activities:
    Investment in Two Way TV (US)                                   (1,700,000)             -
    Promissory note receivable from Two Way TV (US)                  1,000,000       (750,000)
                                                                   ------------   ------------
                Cash provided by (used in) financing activities:      (700,000)      (750,000)
                                                                   ------------   ------------


Cash flows from financing activities:
    Proceeds from bridge financing                                   1,620,000              -
    Sale of common stock                                                     -      1,704,996
                                                                   ------------   ------------
                Cash provided by (used in) financing activities:     1,620,000      1,704,996
                                                                   ------------   ------------

Net increase (decrease) in cash                                    $   (94,807)   $(1,227,216)

Cash:
    Beginning of period                                              6,294,903      7,576,158
                                                                   ------------   ------------
    End of period                                                  $ 6,200,096    $ 6,348,942
                                                                   ------------   ------------

                  See accompanying notes to consolidated financial statements

                                               4

                            INTERACTIVE NETWORK, INC.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2001


The consolidated financial information of Interactive Network, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 16, 2001. The results of operations for the three-month or nine-month periods ended September 30, 2001 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2001.

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

INVESTMENT IN AFFILIATE. The Company owns 50% of the outstanding capital stock of Two Way TV (US), Inc. (formerly known as TWIN Entertainment, Inc.) ("Two Way TV (US)"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV Ltd."). Two Way TV (US)'s offices are located at 6300 Wilshire Blvd., Suite 1750, Los Angeles, CA 90048. Two Way TV (US) operates in the United States and Canada using technology licensed to it by the Company and Two Way TV Ltd. In addition to its initial investment of $500,000 in January 2000, the Company made additional investments in Two Way TV (US) in the form of multiple loans totaling $1.4 million through the second quarter of 2001. The Company made further loans during the quarter ended September 30, 2001 of $100,000 in July 2001, $100,000 in August 2001 and $100,000 in September 2001. Two Way TV Ltd. made similar loans to Two Way TV (US), leaving the relative ownership interests in Two Way TV (US) unchanged. On September 10, 2001, each of us and Two Way TV Ltd. converted the loan amounts to equity in Two Way TV (US) at a price of $0.50 per share, resulting in a 3,400,000 new shares of Two Way TV (US) common stock issued to us and 3,400,000 new shares of Two Way TV (US) common stock issued to Two Way TV Ltd. The Company has made an additional loan for $100,000 in October 2001.

Condensed financial data of Two Way TV (US) for the three and nine month periods ended September 30, 2001 and the period from inception at January 10, 2000 ended September 30, 2001 is as follows:

                                            THREE MONTHS    NINE MONTHS      PERIOD FROM
                                                ENDED          ENDED       INCEPTION ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2001           2001             2001
SUMMARY OF OPERATIONS
Revenues                                     $         0    $         0    $         0
Costs and expenses                               534,296      2,031,922      4,218,371
Loss before income taxes                             376          2,309          3,109
Net loss                                     $  (534,672)   $(2,034,231)   $(4,221,480)
Interactive Network's equity in net loss     $  (267,336)   $(1,017,116)   $(2,110,740)

BALANCE SHEET DATA
Assets
Current assets                               $   136,983
Non-current assets                               406,017
                                             ------------
     Total assets                            $   542,999
                                             ============

LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities                          $   323,305
Non-current liabilities                                0
                                             ------------
                                                 323,305
Shareholders' deficit                            219,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   542,999
                                             ============

The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. The Company's share of the operating loss from its joint venture investment in Two Way TV (US) was approximately $300,000 for the quarter ended September 30, 2001 accounted for by the equity method. The Company also made a small $49 adjustment to its allowance against its investment and outstanding loans to write the investment, including loans, down to zero at September 30, 2001, as no assurance can be made that the joint venture will be profitable in the future.

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

Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. We continue to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that do not involve large overhead demands. In the event that our proposed merger with Two Way TV (US) is consummated, as discussed below, we believe that Two Way TV (US) will engage in restrictive licensing of our intellectual property and focus on developing and licensing products and services that utilize our patents and Two Way TV Ltd.'s technology.

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

On January 31, 2000, we consummated the formation of a joint venture company, which was initially called TWIN Entertainment, Inc., and is now known as Two Way TV (US), and which is co-owned and co-managed by Two Way TV Ltd. and by us under the terms of a Joint Venture and Stock Purchase Agreement dated as of December 6, 1999. Each of Two Way TV Ltd. and us have subsequently financed Two Way TV
(US)'s operations equally. We believe that Two Way TV (US) currently expects to develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. We have licensed to Two Way TV (US) the non-exclusive use of our patents and other intellectual property for the United States and Canada. Two Way TV Ltd. also licensed to Two Way TV (US) certain of its intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis.

Additionally, as part of the agreements with Two Way TV Ltd. to create Two Way TV (US), we settled all outstanding claims with Two Way TV Ltd. and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to Two Way TV Ltd. in exchange for a royalty payment of a certain percentage of Two Way TV's world wide sales. In March 2001, Two Way TV Ltd. paid us a royalty of $250,000 for the year ending December 31, 2000. Although we have not received the royalty payment for the year ended December 31, 2001, we have recognized the corresponding prorated minimum revenue due for the nine months ended September 30, 2001.

Since the original formation of Two Way TV (US) in January 2000 we have made additional investments in Two Way TV (US) in the form of loans, and Two Way TV Ltd. made similar loans to Two Way TV (US). In the third quarter of 2001, we made additional loans of $100,000 in July 2001, $100,000 in August 2001 and $100,000 in September 2001, on similar terms to Two Way TV (US), and Two Way TV Ltd. also made similar loans to Two Way TV (US). On September 10, 2001, each of Two Way TV Ltd. and us converted the loan amounts to equity in Two Way TV (US) at a price of $0.50 per share, resulting in 3,400,000 new shares of Two Way TV
(US) common stock issued to us and 3,400,000 new shares of Two Way TV (US) common stock issued to Two Way TV Ltd. In October 2001, we loaned an additional $100,000 to Two Way TV (US) and Two Way TV Ltd. made a similar loan.

We understand that Two Way TV (US)'s management continues to discuss with a number of companies carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from us and Two Way TV Ltd. Although Two Way TV (US) has not currently recognized revenues and we have no assurance that it will be profitable in the future, we believe that Two Way TV (US) will use our intellectual property and Two Way TV Ltd.'s technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

In December 2000, we announced that we were negotiating the terms of a transaction with Two Way TV Ltd. under which we would acquire 100% ownership of Two Way TV (US). At the time of our announcement, we anticipated that Two Way TV Ltd. would exchange its interest in Two Way TV (US) for a substantial stake in Interactive Network, and Two Way TV (US) would merge with us, forming a single company. In June 2001, we announced that on May 31, 2001, we entered into an agreement whereby we are to be merged with and into Two Way TV (US) to form a new company to be called Two Way TV (US), Inc. In the proposed transaction, shareholders of Two Way TV Ltd. will own approximately 52% of the combined company's outstanding shares and approximately 45% of its shares on a fully diluted basis and our existing shareholders will own approximately 48% of the outstanding shares and 55% of the combined company's shares on a fully diluted basis. At the closing of the merger, Two Way TV Ltd. is to grant an exclusive license in the United States and Canada to Two Way TV (US) to all of the Two Way TV Ltd. games, technologies and patents, and Two Way TV (US) is to grant an exclusive license outside of the United States and Canada to Two Way TV Ltd. of its patents. The completion of any transaction as currently reported is subject to many conditions, including approval by our shareholders, finalization of certain material commercial arrangements with third parties and any required regulatory review and legal processes. Thus, while we currently believe that the transaction will be completed, we have no assurance that the merger will be completed or will be completed on the terms outlined above.

LIQUIDITY AND CAPITAL RESOURCES

We consummated a settlement agreement in 1998 with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of September 30, 2001, the balance of these reserved funds was approximately $5.6 million. As of September 30, 2001, all allowed and disputed prepetition claims either allowed or disputed totaled approximately $5.6 million, not including issues raised on cross appeal by National Datacast, Inc., ("National Datacast") in the amount of $800,000. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. If we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient. We have no assurance that we will be successful in raising funds from external sources. Certain investors agreed to allow us to use funds committed by them in our recent Stock Purchase and Investment Agreement financing completed in December 2000 (discussed below) to supplement our bankruptcy reserve account on a monthly basis to retain the 100% coverage (as determined by the Bankruptcy Court) as interest accrues on certain of those claims, as applicable. By this arrangement, we obtained an order of the Bankruptcy Court staying the enforcement of the National Datacast claim. The Bankruptcy Court entered the stay order on November 13, 2000. We funded the reserve account in the amount agreed upon with National Datacast and the Bankruptcy Court within the deadline set by the stay order, and have continued to keep it funded at 100% through September 30, 2001. The only remaining claims as of September 30, 2001 secured by the reserve account are those of National Datacast (which is on appeal as discussed below in "Other Contingencies and Commitments") and Fish & Richardson (which is subject to a claim objection proceeding as discussed below in "Other Contingencies and Commitments").

Our current business plan continues to be one of exploiting our patent portfolio through negotiating favorable licensing with those companies actively involved in, or planning to enter into, the area of interactive advertising and/or the delivery, or production of interactive entertainment where we believe a license from the Company is required for them to avoid infringement upon one or more of our patents. Where we cannot make favorable agreements with companies whom we believe are infringing upon our intellectual property, it is management's intention to litigate that infringement to enforce and to protect our rights. Additionally, we will continue to support Two Way TV (US). Although it has currently realized no revenue, we believe Two Way TV (US) will be successful in the future by contracting with content providers to create interactive programming and with cable and satellite operators to deliver interactive content to their subscribers. In the event of the successful completion of the proposed merger with Two Way TV (US), we believe that Two Way TV (US) will engage in restrictive licensing of our intellectual property and also develop and license products and services that utilize our patents and Two Way TV Ltd.'s technology.

Management intends to continue its patent development program and to continue to seek out mutually advantageous agreements with other related companies to form partnerships and alliances which will enhance the value of, and assist in exploiting, our technology. We continue to pursue our claims for patent infringement against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada and intend to litigate these claims to full resolution. We have incurred expenses of approximately $139,000 in connection with the pursuit of this claim. As is customary in Canada, we were also required by the Court to post a bond for $27,160 to cover the defendant's legal costs in the case of an unfavorable decision against us. We currently expect to incur aggregate additional expenses in excess of $80,000 in connection with the pursuit of this claim.

We currently expect our need for working capital for the remainder of fiscal year 2001 to consist largely of general and administrative expenses, repayment of debt due in 2001 and professional fees.

In the second quarter of 2001, we raised $1.12 million through the sale of 112 units to private investors pursuant to 10% Convertible Promissory Notes and Common Stock Purchase Warrants, copies of the form of which have been filed as Exhibits 10.20 and 10.21, respectively, to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001, and are incorporated herein by reference. In the third quarter of 2001, we raised an additional $505,000 through the sale of 50.5 units. Each unit consists of (i) a $10,000 convertible promissory note bearing interest at 10% per annum that is convertible into our Common Stock at the rate of $0.50 per share and (ii) a five-year warrant to purchase 20,000 shares of our Common Stock at an exercise price of $0.60 per share. Of the $1.625 million raised through September 30, 2001, $500,000 was used as partial payment on the pre-confirmation fees owed to Morrison & Foerster, $300,000 was loaned to Two Way TV (US), and we intend to use the remainder to fund our operations through the first quarter 2002.

In 2001, we and Two Way TV Ltd. each increased our investment in Two Way TV
(US). We and Two Way TV Ltd. each loaned Two Way TV (US) a total of $700,000 through September 30, 2001, each loan in the form of convertible promissory notes. On September 10, 2001, each of us and Two Way TV Ltd. converted the loan amounts to equity in Two Way TV (US) at a price of $0.50 per share, resulting in 3,400,000 new shares of Two Way TV (US) common stock issued to Two Way TV Ltd. and 3,400,000 new shares of Two Way TV (US) common stock issued to us. In addition, if the merger with Two Way TV (US) is successful, we will incur additional general costs (both directly and indirectly as a financier of Two Way

TV (US)) related to the merger. The $250,000 loaned to Two Way TV (US) in February 2001 and the $50,000 loaned to Two Way TV (US) in May 2001 were paid out of proceeds from the sale of units pursuant to the Stock Purchase and Investment Agreement and are in the form of loans in which each of us and Two Way TV Ltd. reserved the right to convert to equity in Two Way TV (US) in the future under terms to be determined and agreed upon at a later date by the parties. The $100,000 loaned in June 2001, the $300,000 loaned during the third quarter 2001 and the $100,000 loaned in October 2001 were each paid out of the proceeds from the sale of the units pursuant to the Convertible Promissory Note and Warrant Agreement discussed above.

We incurred legal expenses reflected on previous balance sheets of $957,775 prior to confirmation of our bankruptcy reorganization plan on April 22, 1999, which became payable on April 22, 2000, subject to Bankruptcy Court approval. We also incurred post-confirmation legal expenses, principally in preparing and litigating objections to claims filed in the bankruptcy proceeding and for general corporate matters, on which a balance of $684,520 remained unpaid as of September 30, 2001. On June 30, 2001, the Bankruptcy Court approved pre-confirmation fees owed of $932,775, and we paid $500,000 to our counsel as partial payment of the principal and interest owed on such pre-confirmation fees.

We have amended our previous agreement with our counsel for payment of the remaining amount on the following terms: the remaining preconfirmation legal fees of $494,517 is included in a new promissory note from us to Morrison & Foerster, along with the $684,520 owed to our counsel for post-confirmation expenses. Interest is accruing on the $494,517 of pre-confirmation expenses as of July 1, 2001 at 1% per annum over Bank of America's prime rate. We have paid approximately $62,000 in interest and incurred approximately $9,500 of accrued interest expense on these deferred pre-confirmation legal fees as of September 30, 2001. Interest has been accruing on the $684,520 in post-confirmation expenses as of October 15, 2000 at 1% per annum over Bank of America's prime rate. We have incurred approximately $59,000 of accrued interest expense on these deferred post-confirmation legal fees as of September 30, 2001. Repayment of principal and interest on this promissory note is required to commence on October 15, 2002, and will be paid in 24 equal monthly installments each consisting of 1/24th of the aggregate of the unpaid principal amount under the promissory note and the unpaid interest accrued through September 30, 2002. The interest accruing on this promissory note after October 1, 2002, will be paid with such equal monthly installments. We also amended the warrant previously issued to our counsel to, among other things, reflect a revised warrant exercise price of $0.69, which was 101% of the average Closing Price for the 20 days prior to the date of the issuance of the revised warrant.

In addition to the foregoing legal expenses, through September 30, 2001, contingent legal expenses in the amount of approximately $1.1 million have been incurred by us in contesting claims in the Bankruptcy Court, which we will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to the contested claim of National Datacast, or, if an appeal is not pursued, through cancellation of the unscheduled contingent legal expenses by exercise of a warrant issued on similar terms as the warrant described above.

OTHER CONTINGENCIES AND COMMITMENTS

We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of September 30, 2001, National Datacast's claim, including accrued interest, totaled approximately $5.3 million. We appealed the July 2000 memorandum decision and on November 13, 2000, we obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. We filed our opening brief on March 6, 2001. National Datacast filed a cross appeal against the Company on issues on which the bankruptcy court found for us involving potential damages in the amount of approximately $800,000. The stay of enforcement of the judgment is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100% through September 30, 2001. The approximately $800,000 at issue in National Datacast's cross appeal was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered.

We have settled the claims of Equitable for a total of $840,000, one half of which was paid upon approval by the Bankruptcy Court of the settlement, and one half of which was to be paid in equal monthly installments over the twelve months thereafter, without interest. The final installment was paid in July 2001. Equitable is no longer a creditor.

Fish & Richardson claims it is owed approximately $277,000 (with interest) as of September 30, 2001, for prepetition legal services rendered to Interactive Network. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the Bankruptcy Court set trial on this dispute for September 4-5, 2001, and the trial later was continued until December 11-12, 2001. The Fish & Richardson claim is covered by the reserve account.

We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $139,000 in connection with the pursuit of this claim. We currently expect to incur aggregate additional expenses in excess of $80,000 in connection with the pursuit of this claim.

On October 30, 2000, a judgment was entered on the complaint filed in our bankruptcy case by David Lockton, a shareholder and our former CEO. Subsequently, we paid Mr. Lockton the amount of his allowed claims plus interest to the date of the payment, less $81,000 for the purchase price of the 900,000 shares of our common stock issued to him upon exercise of the options granted to him under the judgment, and issued to him and registered the 900,000 shares. Mr. Lockton retains the right to be paid $1.85 million under the terms of his promissory note. Under the terms of the promissory note, payments do not become due and payable until such time that we have generated certain levels of positive cash flow for two consecutive fiscal quarters and any such payments may be limited or suspended based on the extent of our cash flows.

Certain of our directors have also been sued by Mr. Lockton in a separate action. Although we are not a party to the claims against the directors, we do have a potential obligation to indemnify our directors for claims raised in the suit. The trial court granted summary judgment in favor of the directors on three of the four causes of action. Mr. Lockton filed a motion to reconsider the ruling on the summary judgment motion and to stay the action pending appeal regarding that motion. In August 2001, the trial court denied the motions by Mr. Lockton and reaffirmed the ruling on the summary judgment motion. The only remaining cause of action is for defamation. The suit is set for trial in February 2002. The directors intend to file for summary judgment as to the remaining cause of action for defamation within the next few weeks. At this time we do not believe that the resolution of this suit will have a material adverse effect on our financial position.

RESULTS OF OPERATIONS

ROYALTY FEES. During the three month and nine month periods ended September 30, 2001, we recognized approximately $67,500 and $202,500, respectively, in prorated revenue from minimum royalty fees owed based upon an agreement with Two Way TV Ltd. In the three month and nine month periods ended September 30, 2000, we received no royalty fees.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salary, wages and related payroll expenses for executive and administrative personnel, legal and accounting fees, other professional services, business travel and other administrative expenses. General and administrative expenses for the three and nine month periods ended September 30, 2001 were approximately $276,000 and $760,000, respectively, compared to approximately $643,000 and $1,538,000, respectively, for the same periods of 2000. The decrease for the three months ended September 30, 2001 versus the comparable period in the prior year reflects the reduction of fees associated with shareholder relations and other contracted services. The three months ended September 30, 2001 also reflects a negotiated reduction of market research fees. The decrease for the nine months ended September 30, 2001 versus the comparable period in the prior year was primarily due to a one-time charge of $390,000 recorded in the three months ended March 31, 2000 for advisory fees related to additional claims filed with the Bankruptcy Court and the reduction of fees associated with shareholder relations, legal and accounting fees. These decreases were partially offset by premiums paid for directors and officers insurance.

OTHER INCOME AND EXPENSE:

INTEREST INCOME. Our interest income for the three and nine month periods ended September 30, 2001, was approximately $54,000 and $200,000, respectively, compared with approximately $96,000 and $296,000 for the same periods, respectively, in 2000. Our interest income consisted primarily of interest earned on deposits mandated by the Bankruptcy Court for restricted use. The decrease of approximately $93,000 from the nine month period ended September 30, 2000, was due to the declining cash balance and declining interest rates.

INTEREST EXPENSE. Our interest expense for the three and nine month periods ended September 30, 2001 was approximately $171,000 and $457,000, respectively, compared to approximately $180,000 and $375,000 for the same periods in 2000. Interest expense for 2001 and 2000 was related to interest accrued to unsecured creditors as part of our bankruptcy reorganization and accrued on deferred legal fees.

NET LOSS FROM INVESTMENT IN AFFILIATE. For the three and nine month periods ended September 30, 2001, we recorded a net loss from investment in affiliate of approximately $300,000 and $919,000, respectively, compared to approximately $256,000 and $535,000, respectively, for the same periods in 2000, accounted for by the equity method. These amounts represent our share of the net losses incurred by Two Way TV (US) during these periods based upon its unaudited results of operations. We also adjusted our allowance against this investment and outstanding loans in the amount of approximately $49 to write our investment down to zero at September 30, 2001, as, although we believe Two Way TV (US) may develop revenue in the future, it does not currently recognize revenue and no assurance can be made that the joint venture will be profitable in the future.

LITIGATION SETTLEMENT. No settlement expense was recorded in the three and nine month periods ending September 30, 2001. During the nine months ended September 30, 2000 approximately $3,082,000 of additional expense was recognized to reflect increased claims by debtors under bankruptcy proceedings.

REORGANIZATION EXPENSES. Reorganization expenses consist primarily of legal and trustee fees directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement and the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing. We incurred approximately $29,000 and $129,000 in reorganization expenses for the three and nine month periods ended September 30, 2001 compared to approximately $243,000 and $350,000 for the comparable periods in 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. Due to this, we did not have significant overall interest rate risk exposure at September 30, 2001.

FOREIGN CURRENCY RATE RISK. We have no transactions in currencies other than U.S. Dollars. We do not currently have any significant foreign currency exposure and we do not expect to incur significant currency-related gains and losses in 2001. We did not engage in foreign currency hedging activities during the nine months ended September 30, 2001.

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

                                    PART II.
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         We continue to pursue the objections we have to claims of creditors in our bankruptcy proceedings. As of September 30, 2001, we have set aside approximately $5.6 million in a reserve account to pay creditors whose claims we are disputing, as required under our plan of reorganization. As of September 30, 2001, prepetition claims either allowed or disputed totaled approximately $5.6 million.

         We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of September 30, 2001, National Datacast's claim, including accrued interest, totaled approximately $5.3 million. We appealed the July 2000 memorandum decision and on November 13, 2000, we obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. We filed our opening brief on March 6, 2001. National Datacast filed a cross appeal against the Company on issues on which the bankruptcy court found for us involving potential damages in the amount of approximately $800,000. The stay of enforcement of the judgment is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100% through September 30, 2001. The approximately $800,000 at issue in National Datacast's cross appeal was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered.

         We have settled the claims of Equitable for a total of $840,000, one half of which was paid upon approval by the Bankruptcy Court of the settlement, and one half of which was to be paid in equal monthly installments over the twelve months thereafter, without interest. The final installment was paid in July 2001. Equitable is no longer a creditor.

         Fish & Richardson claims it is owed approximately $277,000 (with interest) as of September 30, 2001, for prepetition legal services rendered to Interactive Network. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the Bankruptcy Court set trial on this dispute for September 4-5, 2001, and the trial later was continued until December 11-12, 2001. The Fish & Richardson claim is covered by the reserve account.

         We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. To date, we have incurred expenses of approximately $139,000 in connection with the pursuit of this claim. We currently expect to incur aggregate additional expenses in excess of $80,000 in connection with the pursuit of this claim.

         Certain of our directors have also been sued by Mr. Lockton in a separate action. Although we are not a party to the claims against the directors, we do have a potential obligation to indemnify our directors for claims raised in the suit. The trial court granted summary judgment in favor of the directors on three of the four causes of action. Mr. Lockton filed a motion to reconsider the ruling on the summary judgment motion and to stay the action pending appeal regarding that motion. In August, the trial court denied the motions by Mr. Lockton and reaffirmed the ruling on the summary judgment motion. The only remaining cause of action is for defamation. The suit is set for trial in February 2002. The directors intend to file for summary judgment as to the remaining cause of action for defamation within the next few weeks. At this time we do not believe that the resolution of this suit will have a material adverse effect on our financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities

         In the second and third quarters of 2001, we raised a total of $1.625 million through the sale of 162.5 units to private investors pursuant to 10% Convertible Promissory Notes and Common Stock Purchase Warrants, copies of the forms of which have been filed as Exhibits 10.20 and 10.21, respectively, to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001, and are incorporated herein by reference. Each unit consists of (i) a $10,000 convertible promissory note bearing interest at 10% per annum that is convertible into our Common Stock at the rate of $0.50 per share and (ii) a five-year warrant to purchase 20,000 shares at an exercise price of $0.60 per share. We believe that the sale of these units were exempt from the registration requirements of Section 5 of the Securities Act of 1933 (the "Securities Act") because the offer and sale of these units were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act and satisfied the conditions of Rules 505 and 506 promulgated under the Securities Act. Each investor represented to us that such investor was an accredited investor within the meaning of Rule 501 promulgated under the Securities Act. Of the $1.625 million raised through September 30, 2001, $500,000 was used as partial payment on the pre-confirmation fees owed to Morrison & Foerster, $300,000 was loaned to Two Way TV (US), and we intend to use the remainder to fund our operations through the first quarter 2001.

ITEM 6.  EXHIBITS

         (a)      Exhibits

                  None


          (b)     Reports on Form 8-K

                  None


SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: November 14, 2001

                                          INTERACTIVE NETWORK, INC.
                                          (Registrant)

                                          By: /s/ Bruce Bauer
                                              ----------------------------------
                                              Bruce W. Bauer
                                              Chairman of the Board
                                              President, Chief Executive Officer
                                              (principal executive officer) and
                                              Chief Financial Officer
                                              (principal financial officer)