Form 10-K/A
period 2000-12-31
INTERACTIVE NETWORK INC /CA
filed 2001-12-06
CIK 879482

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

         The aggregate market value of the voting stock held by non-affiliates (non-officers, directors and 10% shareholders and excluding the shares held by the Voting Trust (see Item 12)) of the Registrant, based on the closing price of the common stock on November __, 2001, as reported on the OTC Bulletin Board for the last trading day prior to that date, was approximately $___________. Shares of common stock held by each executive officer and director and holder of 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of October 15, 2001 the Registrant had outstanding 43,019,277 shares of Common Stock.

                       Documents Incorporated By Reference

None

                                      INDEX

                            INTERACTIVE NETWORK, INC.


                                                                        Page No.
                                                                        --------


PART II

Item 6.   SELECTED FINANCIAL DATA.........................................4

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................5

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................11



PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.....................................................43

          SIGNATURES......................................................47

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

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to amend Item 6, Item 7,
Item 8 and Item 14 to read as follows. No other changes are being made to the Form 10-K. All references to the Company refer to Interactive Network, Inc., except that in the Independent Auditors' Report, the Financial Statements, and the Notes to the Financial Statements beginning on page 33 of this Report references to the Company refer to TWIN Entertainment, Inc.


                                     PART II

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

                                                                           YEARS ENDED DECEMBER 31
                                                                           -----------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            2000          1999         1998        1997         1996
                                                          (AUDITED)    (AUDITED)    (AUDITED)   (AUDITED)     (AUDITED)
Total Revenue......................................       $250,000           $0           $0          $0            $0
Net income (loss)..................................        $(5,602)      $8,147      $(1,488)    $(5,938)      $(4,552)
Net income (loss) per share (basic and diluted)....         $(0.14)       $0.23       $(0.05)     $(0.19)       $(0.15)
Shares used in computing net income (loss)
per share (basic and diluted)......................         40,048       35,516       30,840      30,840        30,840
Total Assets.......................................         $6,595       $7,658         $379         $84          $174
Long-term obligations..............................           $685         $917           $0          $0       $33,817
Liabilities subject to Compromise..................         $5,503       $5,016      $46,296          $0            $0
Cash dividends declared per common share...........             $0           $0           $0          $0            $0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Interactive Network was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August 1995, due to lack of ongoing financing. While in operation, we acquired investors such as TCI Cable (now a part of AT&T), NBC, Gannett, Motorola, Sprint, and AC Nielson.

         Today, we own certain intellectual property assets related to the interactive television market and other interactive technology. Our management is confident in its strategy to deliver shareholder value by marketing our intellectual property and by working to enhance and develop our patent portfolio. We continue to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that do not involve large overhead demands. In the event that the merger with TWIN Entertainment, Inc. is consummated, as discussed below, we believe that the combined company will move from exploiting our patent portfolio through broad licensing, joint ventures and strategic alliances and will instead engage in restrictive licensing of Interactive Network's intellectual property and focus on developing and licensing products and services that utilize Interactive Network's patents.

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

         During the year ended December 31, 2000, we made additional investments in TWIN Entertainment in the form of a $750,000 loan in September and a $250,000 loan in December, and Two Way TV made similar loans to TWIN Entertainment. Each of us and Two Way reserves the right to convert the loan amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by us the parties. Although TWIN Entertainment has not generated revenues to date and no assurance can be made that it will generate revenues or be profitable in the future, we made a further loan of $250,000 on similar terms as described above in February 2001 to TWIN Entertainment, and Two Way TV made a similar loan to TWIN Entertainment.

         We understand that TWIN Entertainment's management continues to discuss with a number of companies carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from us and Two Way TV. Although TWIN Entertainment has not to date generated revenues and no assurance can be given that TWIN Entertainment will be profitable in the future, it is our belief that if the merger discussed below is successfully consummated, the combined company will use our intellectual property and Two Way TV's technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

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

OTHER CONTINGENCIES AND COMMITMENTS

         1. CLAIMS IN CHAPTER 11 PROCEEDINGS WHICH WE ARE CONTESTING.

         (a) DAVID LOCKTON. David Lockton, a shareholder and our former CEO, filed a complaint in our bankruptcy case seeking specific performance of his promissory note for $2.0 million, his alleged stock option rights for 2,225,000 shares of our common stock and back pay on his employment agreement and damages of $17 million. Trial of Mr. Lockton's claims took place on May 8-11 and May 30-31, 2000. A memorandum decision was filed by the Bankruptcy Court on September 27, 2000. The Bankruptcy Court held that Mr. Lockton retained to the right to be paid $1.85 million under the terms of his promissory note. Under the terms of the promissory note, payments do not become due and payable until such time that the Company has generated certain levels of positive cash flow for two consecutive quarters and any such payments may be limited or suspended based on the extent of the Company's cash flows. The Bankruptcy Court also held that Mr. Lockton was entitled to a judgment allowing Mr. Lockton's claim for $913,810.21 under his employment agreement and found that Mr. Lockton had the right to exercise options to purchase 900,000 shares of our common stock at $0.09 per share. The Court also held that Mr. Lockton was entitled to postpetition interest on the amount of the judgment at the rate of 10% per annum simple interest. A judgment was entered on October 30, 2000. On November 13, 2000, Mr. Lockton filed a Motion to Reconsider. Subsequently, Mr. Lockton offered to withdraw his motion to reconsider and to forego any appeal in return for payment of his claim by the Company and issuance by the Company of the 900,000 shares the Bankruptcy Court had found were due him. Mr. Lockton also requested that the shares be registered for redistrubtion. The Company agreed to Mr. Lockton's proposal. Mr. Lockton withdrew his motion to reconsider and allowed the time to appeal to expire without filing an appeal. The Company paid him the amount of his allowed claim plus interest to the date of payment, less the $81,000 purchase price of the 900,000 shares (by agreement with Mr. Lockton), and registered and issued to him the 900,000 shares.

         (b) NATIONAL DATACAST AND OTHER MATERIAL CLAIMS. We filed other claim objections on June 21, 1999, some of which are still being disputed. We continue to dispute the claims of National Datacast in our bankruptcy proceeding. As of November 1, 2000, National Datacast's claim totaled approximately $4.93 million; as of March 1, 2001, interest had increased it to about $5.06 million. We have appealed the July 2000 memorandum decision, and filed our opening brief on March 6, 2001. We have also obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. National Datacast filed a cross appeal against the Company on issues on which the bankruptcy court found for us involving potential damages in the amount of approximately $800,000. The stay of enforcement is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. The Bankruptcy Court entered the stay order on November 13, 2000. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100%. The approximately $800,000 at issue in National Datacast's cross appeal was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered.

         (c) OTHER CLAIMS AND SETTLED CLAIMS. We previously obtained Bankruptcy Court approval of our previously disclosed preliminary settlement of the claims of the Equitable Life Assurance Society ("Equitable"). Under the settlement, Equitable accepted a total of $840,000 on its scheduled claims of $1.7 million, to be paid one half upon approval by the Bankruptcy Court, and one half in equal monthly installments over the twelve months thereafter, without interest. As of March 1, 2001, we had paid the first half of the settlement and made eight (8) of the monthly payments. The balance owed Equitable following the March 1, 2001, payment was $140,063. As of March 1, 2001, there were four payments remaining, the money for which is set aside in our reserve account.

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

         We are continuing our litigation against Networks North, Inc. (formerly NTN Communications Canada, Inc.) in Canada for that company's alleged infringement of our patents. As of March 1, 2001, we have incurred expenses of approximately $103,000 in connection with the pursuit of this claim.

         2. CONTRACTUAL COMMITMENTS. The Bankruptcy Code contemplates that a debtor in Chapter 11 proceedings may identify executory contracts that it intends to assume as a part of its plan of reorganization. Executory contracts that are not expressly assumed are deemed rejected, and the only remedy of the other party to the contract is to pursue a claim for damages for breach of contract following confirmation of the Plan of Reorganization. As previously disclosed in our Annual Report and Proxy Statement for our special meeting on March 31, 1999, we assumed certain obligations under existing contracts, including a 1992 Stock Purchase Agreement with Gannett Co., Inc. and a 1992 know-how license agreement with Two Way TV (the latter having been terminated under our Termination and License Agreement with Two Way TV in January 2000). We have treated obligations we had to TCI, NBC, Sprint and Motorola as terminated under the Settlement Agreement. In addition, we did not assume several contractual arrangements that had not been operative for many years. If at some future date the other party to one of those arrangements should seek to assert that the arrangement was still in effect on the date of confirmation of our plan of reorganization, we will review the matter and take such steps as we consider appropriate to recognize or disavow the contract in a manner that will be in our best interest.

         3. TWO WAY TV JOINT VENTURE. As discussed above, the Company formed a joint venture with Two Way TV and for $500,000 purchased one half of the capital stock of TWIN Entertainment, the joint venture company. We currently expect that TWIN Entertainment will develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. As a significant shareholder of TWIN Entertainment, the Company's revenues are affected by TWIN Entertainment's revenues. To date, TWIN Entertainment has generated no revenues, and we have no assurance that TWIN Entertainment will ever generate revenues. Although we have no obligation to provide further funds to TWIN Entertainment, we made additional investments in TWIN Entertainment in the form of a $750,000 loan and a $250,000 loan to TWIN Entertainment, and Two Way TV made similar loans to TWIN Entertainment. Because we have no assurance that TWIN Entertainment will generate revenues and be profitable in the future, we wrote our investment in TWIN Entertainment down to zero. Each of us and Two Way reserves the right to convert the loan amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by us and Two Way as the shareholders of TWIN Entertainment. We made a further loan of $250,000 on similar terms as described above in February 2001 to TWIN Entertainment, and Two Way TV made a similar loan to TWIN Entertainment.

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

         4. LEGAL EXPENSES. We incurred legal expenses currently reflected on the balance sheets of $957,775 prior to confirmation of our bankruptcy reorganization plan on April 22, 1999, which became payable on April 22, 2000, subject to Bankruptcy Court approval, which our counsel intends to seek. We also incurred post-confirmation legal expenses, principally in preparing and litigating objections to claims filed in the bankruptcy proceeding and for general corporate matters, on which a balance of $684,520 remains unpaid, as of December 31, 2000. We have entered into an agreement with our counsel for payment of these expenses on the following terms: the preconfirmation legal fees currently reflected on the balance sheets as $957,775 is due and payable on September 30, 2001, with interest accruing from October 15, 2000 at 1% per annum over Bank of America's prime rate and the $684,520 is payable in equal monthly installments over two years, commencing October 15, 2001, with interest accruing from October 15, 2000 at 1% per annum over Bank of America's prime rate. We also issued to our counsel a warrant exercisable in whole or in part from time to time for 5 years, to purchase sufficient shares of our common stock to enable the warrant holder, by tender of the warrant in satisfaction of such indebtedness (and any indebtedness incurred in appealing Bankruptcy Court awards), to extinguish such indebtedness in full. The warrant exercise price is $1.23 per share. In addition to the foregoing legal expenses, through December 31, 2000, contingent legal expenses in the amount of approximately $1.1 million have been incurred by the Company in contesting claims in the Bankruptcy Court, which we will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to contested claims, or, if an appeal is not pursued, through cancellation of the unscheduled contingent legal expenses by exercise of a warrant containing substantially the same terms as the warrant described above.

LIQUIDITY AND CAPITAL RESOURCES

         We consummated a settlement agreement with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of December 31, 2000, the balance of these reserved funds was $5.6 million. As of March 1, 2001, the total of all allowed and disputed prepetition claims either allowed or disputed totaled approximately $5.6 million. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. In the event we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient. Certain investors have agreed to allow the Company to use funds committed in our recently completed financing (see below) by them to supplement our bankruptcy reserve account to provide for 100% of the remaining claims covered by this account under our confirmed plan of reorganization as of November 30, 2000 and to add funds thereafter on a monthly basis to retain the 100% coverage as interest accrues on certain of those claims, as applicable. By this arrangement, we have obtained an order of the Bankruptcy Court staying the enforcement of the National Datacast claim. The Bankruptcy Court entered the stay order on November 13, 2000. The Company funded the reserve account within the deadline set by the stay order, and has continued to keep it funded at 100%. The approximately $800,000 at issue in National Datacast's cross appeal was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered. The only remaining claims, which are secured by the reserve account, are those of National Datacast (which is on appeal as discussed above), Fish & Richardson (which is subject to a claim objection proceeding as discussed above) and Equitable (which claim is being paid on a monthly basis pursuant to a settlement with Equitable, with four equal installments of about $35,000 remaining as of March 1, 2001). The claims were secured by a lien on the revenue arising from our intellectual property, but in accordance with our confirmed plan of reorganization, the lien was released because the reserve account is funded for 100% of remaining credtitor claims. Since our last report, we have paid the claims of David B. Lockton and Evans Research Associates.

         Our current business plan continues to be one of exploiting our patent portfolio through negotiating favorable licensing with those companies actively involved in, or planning to enter into, the area of interactive advertising and/or the delivery, or production of interactive entertainment where we believe a license from the Company will be required to avoid their infringement upon one or more of the Company's patents. Where we cannot make favorable agreements with companies whom we believe are infringing upon the Company's intellectual property, it is management's intention to litigate that infringement to enforce and to protect our rights. Additionally, we will continue to support TWIN Entertainment. Although it has no current revenue and no assurance can be given that it will be profitable in the future, we feel that TWIN Entertainment will be successful in the future by contracting with content providers to create interactive programming and with cable and satellite operators to deliver interactive content to their subscribers. In the event of the successful completion of the merger with TWIN Entertainment, we believe that the combined company will move from exploiting our patent portfolio solely through licenses, joint ventures and strategic alliances and will instead engage in restrictive licensing of our intellectual property and also develop and license products and services that utilize our patents.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                         PAGE
                                                                                         ----
Interactive Network, Inc. - Independent Auditor's Report - Marc Lumer...................  13
Interactive Network, Inc. - Independent Auditors' Report - KPMG LLP.....................  14
Interactive Network, Inc. - Consolidated Balance Sheets.................................  15
Interactive Network, Inc. - Consolidated Statements of Operations.......................  16
Interactive Network, Inc. - Consolidated Statements of Changes in
                              Shareholders' Equity (Deficit)............................  17
Interactive Network, Inc. - Consolidated Statements of Cash Flows.......................  18
Interactive Network, Inc. - Notes to Consolidated Financial Statements..................  20






Two Way TV (US), Inc. - Independent Auditor's Report - Marc Lumer.......................  33
Two Way TV (US), Inc. - Consolidated Balance Sheets.....................................  34
Two Way TV (US), Inc. - Consolidated Statements of Operations...........................  35
Two Way TV (US), Inc. - Consolidated Statements of Changes in Shareholders'
                           Equity (Deficit).............................................  36
Two Way TV (US), Inc. - Consolidated Statements of Cash Flows...........................  37
Two Way TV (US), Inc. - Notes to Consolidated Financial Statements......................  38


                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
Interactive Network, Inc.:


I have audited the accompanying consolidated balance sheet of Interactive Network, Inc. and subsidiary (the "Company") (as restated; see Note 15) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to report on these consolidated financial statements based on the results of my audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company entered into a settlement agreement with certain parties in litigation (the "Settlement Agreement") whereby the Company entered into a reorganization by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") on September 14, 1998. Substantially all liabilities of the Company as of the date of this report are subject to settlement under the plan of reorganization confirmed by the Bankruptcy Court on April 23, 1999. The Company is currently operating under the confirmed plan of reorganization under the jurisdiction of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to (1) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio, (2) confirm the availability of net operating tax losses after reorganization, and (3) generate adequate sources of working capital and other liquidity as necessary to meet future obligations. Management's plans in regard to these matters are also described in Note 3. These contingencies and the uncertainties inherent in the bankruptcy process raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                            /s/ Marc Lumer
                                                            --------------------
                                                            Marc Lumer & Company

San Francisco, California
April 13, 2001,
October 22, 2001
(As it relates to Note 15)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Interactive Network, Inc.:


We have audited the accompanying consolidated statements of operations, shareholders' deficit and cash flows of Interactive Network, Inc. and subsidiary (the Company) for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company entered into the Settlement Agreement whereby the Company commenced a reorganization by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California (the Bankruptcy Court) on September 14, 1998. Substantially all liabilities of the Company, as of the date of this report, are subject to settlement under a plan of reorganization to be confirmed by the Bankruptcy Court. The Company is currently operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to (1) formulate an acceptable plan of reorganization that will be confirmed by the Bankruptcy Court, and be able to fully implement that plan in compliance with the Settlement Agreement, (2) settle the claims of unsecured creditors within available cash resources as currently contemplated by management, (3) develop an appropriate business plan and strategic direction for the Company's planned future operations after reorganization including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio, (4) confirm the availability of net operating tax losses after reorganization, and (5) generate adequate sources of working capital and other liquidity as necessary to meet future obligations. Management's plans in regard to these matters are described in Note 2. These contingencies and the uncertainties inherent in the bankruptcy process raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                      /s/ KPMG LLP
                                                      --------------------------
                                                      KPMG LLP

Mountain View, California
March 15, 1999,


                            INTERACTIVE NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                         2000             1999
                                                                    --------------   --------------
Assets

Current assets:
    Restricted cash                                                 $   5,609,735    $   6,365,758
    Cash                                                                  685,168        1,210,399
    Royalty fee receivable                                                250,000                -
    Prepaid expenses and other current assets                              47,218           81,576
                                                                    --------------   --------------

          Total current assets                                          6,592,121        7,657,733

Deposits                                                                    3,220              220

                                                                    --------------   --------------
          Total assets                                              $   6,595,341    $   7,657,953
                                                                    ==============   ==============

Liabilities and Shareholders' (Deficit)

Current liabilities:
    Accounts payable and accrued liabilities                        $     443,952    $     614,077
    Accrued liabilities to officer                                              -            3,600
    Deferred legal fees - current portion                                 957,775                -
    Promissory note - current portion                                      85,565                -
    Liabilities subject to compromise                                   5,503,263        5,015,718
                                                                    --------------   --------------

          Total current liabilities                                     6,990,555        5,633,395

Deferred legal fees - net of current portion                                    -          916,867
Promissory note - net of current portion                                  598,955                -
                                                                    --------------   --------------
                                                                        7,589,510        6,550,262
                                                                    --------------   --------------

Commitments and Contingencies (Notes 7, 8 and 11)
Shareholders' equity (deficit):
    Preferred stock, no par value, 10,000,000 shares
       authorized; no shares issued and outstanding as of
       December 31, 2000 and 1999                                               -                -

    Common stock, no par value, 150,000,000 shares
       authorized; 43,019,277 and 38,855,030  shares issued and
       outstanding as of December 31, 2000 and 1999, respectively     145,874,986      142,374,810

    Accumulated deficit                                              (146,869,155)    (141,267,119)
                                                                    --------------   --------------

          Total shareholders' equity (deficit)                           (994,169)       1,107,691
                                                                    --------------   --------------

          Total liabilities and shareholders' equity (deficit)      $   6,595,341    $   7,657,953
                                                                    ==============   ==============


               See accompanying notes to consolidated financial statements.

                                      INTERACTIVE NETWORK, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000           1999             1998
                                                           -------------   -------------   -------------
Royalty fees                                               $    250,000    $          -    $          -
                                                           -------------   -------------   -------------


General and administrative expenses                           1,873,168       1,317,182       1,124,943
                                                           -------------   -------------   -------------

           Loss from operations                              (1,623,168)     (1,317,182)     (1,124,943)

Other (income) and expense
     Interest income                                           (406,738)       (270,373)         (6,618)
     Interest expense (contractual interest exceeds
        recorded interest expense by $4,453,297 in 1998)        547,913         458,000         618,821
     Other (income)                                                   -        (141,273)              -
     Net loss from investment in affiliate
        accounted for by the equity method                    1,170,857               -               -
     Allowance for investment in affiliate                      329,143               -               -
     Litigation settlement                                    1,873,273     (10,375,380)       (501,837)
                                                           -------------   -------------   -------------

           Other (income) and expense, net                    3,514,448     (10,329,026)        110,366
                                                           -------------   -------------   -------------

           Income (loss) before reorganization expenses      (5,137,616)      9,011,844      (1,235,309)

Reorganization expenses                                         464,420         864,928         252,220
                                                           -------------   -------------   -------------

           Net income (loss)                               $ (5,602,036)   $  8,146,916    $ (1,487,529)
                                                           =============   =============   =============

Basic net income (loss) per share                          $      (0.14)   $       0.23    $      (0.05)
                                                           =============   =============   =============

Fully diluted net income (loss) per share                  $      (0.14)   $       0.22    $      (0.05)
                                                           =============   =============   =============

Shares used in basic per share calculation                   40,048,468      35,515,617      30,840,441
                                                           =============   =============   =============

Shares used in fully diluted per share calculation           40,048,468      37,574,827      30,840,441
                                                           =============   =============   =============

See accompanying notes to consolidated financial statements.

                                       16


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

                                                 17

                                           INTERACTIVE NETWORK, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                             2000           1999            1998
                                                                        -------------   -------------   -------------
Cash flows from operating activities:
Net income (loss)                                                       $ (5,602,036)   $  8,146,916    $ (1,487,529)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Reorganization expenses                                            464,420         864,928         252,220
          Loss from investment in affiliate                                1,170,857               -               -
          Allowance for investment in affiliate                              329,143               -               -
          Changes in operating assets and liabilities:
              Royalty fee receivable                                        (250,000)              -               -
              Prepaid expenses and other assets                               31,358          (3,540)        (44,701)
              Accounts payable                                              (170,125)        614,077               -
              Accrued liabilities to officer                                  (3,600)          3,600         948,473
              Accrued interest                                                     -               -         619,210
              Deferred legal fees and promissory note                        261,008               -               -
              Liabilities subject to compromise                            2,908,538               -               -
                                                                        -------------   -------------   -------------
                 Net cash provided by (used in)
                     operating activities before reorganization items       (860,437)      9,625,981         287,673
Professional fees paid for services rendered in connection
     with Chapter 11 proceedings                                                   -               -         (37,399)
Payments to unsecured creditors                                           (2,420,993)     (2,370,531)              -
                                                                        -------------   -------------   -------------
Net cash provided by (used in) operating activities                       (3,281,430)      7,255,450         250,274
                                                                        -------------   -------------   -------------

Cash flows provided by investing activities:
     Investment in Two Way TV (US)                                          (500,000)              -               -
      Promissory note receivable from Two Way TV (US)                     (1,000,000)              -               -
                                                                        -------------   -------------   -------------
Net cash used in investing activities                                     (1,500,000)              -               -
                                                                        -------------   -------------   -------------

Cash flows provided by financing activities:
     Sale of common stock, net                                             3,304,676               -               -
     Exercise of stock options                                               195,500          20,106               -
                                                                        -------------   -------------   -------------
Net cash provided by financing activities                                  3,500,176          20,106               -
                                                                        -------------   -------------   -------------

Increase (decrease) in cash                                               (1,281,254)      7,275,556         250,274

Cash at beginning of year                                                  7,576,157         300,601          50,327
                                                                        -------------   -------------   -------------

Cash at end of year                                                     $  6,294,903    $  7,576,157    $    300,601
                                                                        =============   =============   =============

Supplemental disclosure of cash flow information:
     Income taxes paid                                                  $      4,000    $        800    $          0
                                                                        -------------   -------------   -------------
     Interest paid                                                      $    214,889    $    123,113    $          0
                                                                        -------------   -------------   -------------

     Non-Cash Items:
        Conversion of current liabilities to liabilities
          subject to compromise                                         $          0    $          0    $ 46,296,316
                                                                        -------------   -------------   -------------
        Conversion of notes payable into common stock                   $          0    $ 39,072,949    $          -
                                                                        -------------   -------------   -------------
        Reorganization expenses                                         $          0    $    752,046    $    214,821
                                                                        -------------   -------------   -------------

                         See accompanying notes to consolidated financial statements.

                                                      19

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

         The Company's business plan is to concentrate on further development and exploitation of its patent portfolio through licenses, joint ventures or other methods that will not involve substantial capital requirements or large overhead expenses for the Company. The Company does not intend to engage in the manufacture or sale of products involving its patents, which would require investment in plant, equipment or inventories, and believes that the cash it received under the Settlement Agreement will, after paying its creditors under the Plan, be inadequate to supply any necessary working capital during fiscal 2001. Additional working capital will be necessary to meet the contemplated cash needs. In the event that the Company completes its acquisition of and merger with Two Way TV (US), the newly existing company may develop, market and sell products relating to the Company's patents. Additional working capital will be necessary to meet the potential cash needs.

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

                                                              December 31,
                           --------------------------------------------------------------------------------
                                      2000                        1999                    1998
                           ----------------------------  -----------------------  -------------------------
                                            Weighted-                 Weighted-                Weighted-
                           Number of        Average       Number of   Average     Number of    Average
                           Shares           Exercise       Shares     Exercise      Shares     Exercise
                                            Price                     Price                    Price
                           ------------  --------------  -----------  ----------  -----------  ------------
Stock Options Outstanding    3,437,500        $0.64       3,887,500     $0.54      1,350,000      $0.17

Shares issuable upon the     2,541,672        $1.90         234,753     $3.87        709,210      $5.96
  exercise of warrants

                           ------------                  -----------              -----------
                             5,979,172                    4,122,253                2,059,210
                           ============                  ===========              ===========

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

         (j)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137 and No. 138 in June 1999 and June 2000, respectively. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial position or results of operations of the Company.

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

(5)      ROYALTY FEE RECEIVABLE

         The Company entered into a worldwide license agreement that exclusively licenses its intellectual property in countries other than the United States and Canada to Two Way TV Ltd. in exchange for a royalty payment of a certain percentage of Two Way TV Ltd.'s world wide sales. Under the terms of the agreement, Two Way TV Ltd. will pay the Company a royalty of 3% of worldwide Gross Profits, with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In March 2001, Two Way TV Ltd. paid the Company a royalty of $250,000 for the year ending December 31, 2000, which is reflected on the accompanying financial statements as a royalty fee receivable.

(6)      INVESTMENTS IN SIGNIFICANT AFFILIATE, AT EQUITY

         The Company owns 50% of the outstanding capital stock of Two Way TV
         (US), Inc. ("Two Way TV (US)"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV"). Two Way TV (US)'s offices are located at 4929 Wilshire Boulevard - Suite 930, Los Angeles, CA 90010. Two Way TV (US) operates in the United States and Canada using technology licensed by the Company and Two Way TV. Both the Company and Two Way TV made investments in the joint venture of $500,000 each during 2000, and then each party loaned an additional $1,000,000 during the year. Each shareholder reserves the right to convert the loans to equity in Two Way TV (US) in the future at terms to be determined and agreed upon at a later date by Interactive Network and Two Way TV, who are Two Way TV (US)'s shareholders.

         Condensed financial data of Two Way TV (US) for the period from inception (January 10, 2000) ended December 31, 2000 follows:

         SUMMARY OF OPERATIONS
         Revenues                                                            -0-
         Costs and expenses                                        $  2,212,011
         Loss before income taxes                                    (2,212,022)
         Income taxes                                                       800
         Net loss                                                    (2,212,811)
         Interactive Network's equity in net income                  (1,106,405)

         BALANCE SHEET DATA ASSETS
         Current assets                                                 785,499
         Non-current assets                                             436,835
                                                                   -------------
              Total assets                                         $  1,222,334

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities                                          2,053,496
         Long-term debt                                                      -0-
         Other non-current liabilities                                  356,087
         Shareholders' deficit                                       (1,187,249)
                                                                   -------------
              Total liabilities and shareholders' deficit          $  1,222,334

The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock.", and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. During the year ended December 31, 200, the Company recorded a write-off of approximately $406,376, which represented the net balance of certain investments in and advances to Two Way TV (US), Inc., which were stated in excess of their net realizable value. The total charge was classified in the statement of operations as "Net loss from investment in affiliate accounted for by the equity method."

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

                                                        2000            1999
                                                     -----------    -----------
         Secured notes and accrued interest          $   513,088    $         -

         Accounts payable and accrued expenses         4,990,175      3,292,325

         Accrued liabilities to shareholder                    -      1,723,393
                                                     -----------    -----------

                                                     $ 5,503,263    $ 5,015,718
                                                     ===========    ===========

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

         The Company had excluded certain amounts from the total claim of the Shareholder in arriving at the amount included as an allowed claim as of December 31, 1999. Amounts accrued under the deferred compensation-noncompetition agreement as of December 31, 1999, reflect the amounts due at that date under the agreement. The Shareholder claim included an additional amount of $1 million for interest and penalties on payments due under this agreement during the period January 1, 1999 to December 31, 2002, which had not been accrued as of December 31, 1999. The claim of the Shareholder was settled in 2000.

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

         1988 Plan Options outstanding as of December 31, 2000, are as follows:

                            Number of        Weighted-Average        Number of
                           Outstanding    Remaining Contractual      Options
         Exercise Price      Options        Life (in Years)          Vested
         --------------      -------        ---------------          ------
             $0.09           100,000             0.00               100,000
             $0.21           900,000             2.50               900,000
                           ---------                              ---------
                           1,000,000                              1,000,000
                           =========                              =========

         On October 19, 2000, the Company issued Mr. Bruce Bauer 50,000 shares of its common stock upon his exercise of his stock option for those share for $4,500 at the exercise price.

         On October 6, 2000, the Company issued Mr. John Bohrer, a former director, 100,000 shares of its common stock upon his exercise of his stock option for those shares for $9,000 at the exercise price.

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

The options activity under the 1999 Plan is summarized, as follows:

                                               Weighted               Weighted
                                               Average                Average
                                               Exercise               Exercise
                                     Shares      Price      Shares      Price
                                   ----------   -------   ---------    -------
Outstanding at beginning of year   2,737,500    $ 0.75            -    $    -
Granted                              300,000      1.49    2,737,500      0.75
Canceled                            (300,000)     0.84            -         -
                                   ----------   -------   ---------    -------
Outstanding at end of year         2,437,500      0.82    2,737,500      0.75
                                   ==========   =======   =========    =======

Options exercisable at year-end    2,437,500              2,537,500

Weighted average grant-date fair
value of options granted during the
year whose exercise price equaled
market price on date of grant                   $ 1.49                 $ 0.43

         Under the 1999 Plan, no options were granted during 2000 or 1999 whose exercise price was greater or less than market price on the date of grant.

         The following table summarizes information about stock options outstanding at December 31, 2000 under the 1999 Plan:

                         Options Outstanding                   Options Exercisable
-------------------------------------------------------     -----------------------
                                Weighted
                                 Average      Weighted                     Weighted
    Range of                    Remaining      Average                      Average
    Exercise       Number      Contractual    Exercise          Number      Exercise
      Prices     Outstanding      Life          Price        Exercisable      Price
    ---------    -----------   -----------    ---------      -----------    -------
 $0.42 - 1.01    2,037,500      3.5 years       $0.65         2,037,500      $0.65

 $1.47 - 1.50      300,000      3.5 years        1.49           300,000       1.49
  2.23             100,000      3.9 years        2.23           100,000       2.23
-------------   ------------   -----------    ---------     -----------    --------
 $0.42- $2.23    2,437,500      3.5 years       $0.82         2,437,500      $0.82
=============   ============   ===========    =========     ===========    ========

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


                                                                  Years Ended December 31,
                                                       ----------------------------------------------
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


(14)     QUARTERLY FINANCIAL INFORMATION--UNAUDITED

         A summary of quarterly information follows:

QUARTER ENDED:                         MARCH 31       JUNE 30      SEPTEMBER 30   DECEMBER 31
--------------                       ------------   ------------   ------------   ------------
2000
Total revenue.....................   $         -    $         -    $         -    $         -
Cost of revenue...................             -              -              -              -
Operating loss....................      (613,495)      (281,665)      (647,702)      (330,305)
                                     ------------   ------------   ------------   ------------
Net loss..........................      (511,391)    (3,845,879)    (1,230,579)       (14,187)
Net loss per share,
diluted and basic.................   $     (0.01)   $     (0.10)   $     (0.02)   $     (0.01)
                                     ------------   ------------   ------------   ------------

1999
Total revenue.....................   $         -    $         -    $         -    $         -
Cost of revenue...................             -              -              -              -
Operating loss....................      (405,487)      (126,782)      (276,357)      (508,556)
                                     ------------   ------------   ------------   ------------
Net loss..........................    (1,036,693)     9,965,243       (454,100)      (327,533)
Net loss per share,
  basic...........................   $     (0.03)   $      0.28    $     (0.01)   $     (0.01)
  fully diluted...................   $     (0.03)   $      0.27    $     (0.01)   $     (0.01)


(15)     RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the years ended December 31, 2000 and 1999 have been restated as follows:

         (a) BALANCE SHEET - Liabilities subject to compromise have been reclassified as a current liability. The restricted cash which secures their payment is classified as current asset.

         (b) NOTES TO FINANCIAL STATEMENTS - The Financial Statements and Notes were all updated to reflect the change of the name of the significant subsidiary to Two Way TV (US) from TWIN Entertainment.
              Note 6 has been amended to include the condensed financial data of Two Way TV (US) for the period from inception (January 10, 2000) ended December 31, 2000 as required by Regulation S-X Rule 1-02
              (w).

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
TWIN Entertainment, Inc.:


I have audited the accompanying balance sheet of TWIN Entertainment, Inc., a development stage company (the "Company") as of December 31, 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the period from inception (January 10, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to report on these financial statements based on the results of my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the period from inception (January 10, 2000) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is wholly dependent upon its two shareholders for operating capital, and continuation of the Company as a going concern is contingent upon, among other things, the ability to (1) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its market, (2) assume certain of the net operating tax loss carry-forwards after its proposed merger with Interactive Network, and
(3)generate adequate sources of working capital and other liquidity as necessary to meet future obligations. Management's plans in regard to these matters are also described in Note 2. These contingencies raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Based on the dependency as stated above, these financial statements should be read in conjunction with the financial statements of its shareholders described in Note 1.


/s/ Marc Lumer  & Company


San Francisco, California
August 29, 2001

                            TWIN ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000

ASSETS
Current assets:
         Cash                                                       $   783,182
         Prepaid expenses and other current assets                        2,317
                                                                    ------------

                  Total current assets                                  785,499
         Property and equipment net of
                  accumulated depreciation                              425,335
         Deposits and other assets                                       11,500
                                                                    ------------

                  Total assets                                      $ 1,222,334
                                                                    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Accounts payable and accrued liabilities                   $    53,496
         Notes payable to shareholders                                2,000,000
                                                                    ------------

                  Total current liabilities                           2,053,496

Amount due to shareholders                                              356,087
Commitments and contingencies
                                                                              0
                                                                    ------------
                                                                      2,409,583

Shareholders' deficit:
Preferred stock, par value $.001, 20,000,000 shares
         authorized; no shares issued and outstanding                         0
         Common stock, par value $.001, 50,000,000 shares
                  authorized; 20,000,000 shares issued and               20,000
                  outstanding
         Additional paid-in-capital                                     980,000
         Accumulated deficit                                         (2,187,249)
                                                                    ------------

                  Total shareholders' deficit                        (1,187,249)


                  Total liabilities and shareholders' deficit       $ 1,222,334
                                                                    ============

See accompanying notes to financial statements.

                            TWIN ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
    FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) ENDED DECEMBER 31, 2000



Revenue                                                            $          0
                                                                   -------------

General and administrative expenses                                   2,212,011
                                                                   -------------

         Loss from operations                                        (2,212,011)

Other income
         Interest income                                                 24,520
         Other income                                                     1,042
                                                                   -------------

                  Other income                                           25,562
                                                                   -------------


Net loss before taxes on income                                      (2,186,449)
Taxes on income                                                            (800)
                                                                   -------------

         NET LOSS                                                  $ (2,187,249)
                                                                   =============

Basic net loss per share                                           $      (0.11)
                                                                   =============

Fully diluted net loss per share                                          (0.11)
                                                                   =============

Shares used in basic per share calculation                           20,000,000
                                                                   =============

Shares used in fully diluted per share calculation                   20,000,000
                                                                   =============



See accompanying notes to financial statements.

                            TWIN ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
    FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
Adjustments to reconcile net (loss) to net cash                     $(2,187,249)

   Provided by (used in) operating activities:
      Depreciation                                                       23,036

      Changes in operating assets and facilities
         Prepaid expenses and other assets                              (13,817)
         Accounts payable                                                53,496
         Amount due to shareholders                                     356,087
                                                                    ------------

         Net cash used in operating activities                       (1,768,447)

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of equipment                                            (448,371)
                                                                    ------------
         Net cash used in investing activities                         (448,371)

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Sale of common stock, net                                       1,000,000
      Notes  payable to shareholders                                  2,000,000
                                                                    ------------

         Net cash provided by financing activities                    3,000,000

Increase in cash                                                        783,182

Cash at beginning of period                                                   0
                                                                    ------------
Cash at end of period                                               $   783,182

Supplemental disclosure of cash flow information:
      Income taxes paid (Note 1)                                    $       800
                                                                    ------------

      Interest paid                                                 $         0



See accompanying notes to financial statements.

                            TWIN ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000) ENDED DECEMBER 31, 2000


                                                 Common Stock
                                         -----------------------------
                                                                           Paid-In       Accumulated   Total Shareholders'
                                            Shares          Amount         Capital         deficit      Equity (Deficit)
                                         -------------   -------------                   -------------   -------------
Balances at inception                              0    $          0                    $          0    $          0
     (January 10, 2000)
Sale of common stock                       5,000,000           5,000         995,000                       1,000,000
Stock split                               15,000,000          15,000         (15,000)                              0
Net loss                                                                                  (2,187,249)     (2,187,249)
                                        -------------   -------------                   -------------   -------------
Balances as of December 31, 2000          20,000,000    $ 20,000,000     $   980,000    $ (2,187,249)   $ (1,187,249)
                                        =============   =============                   =============   =============







See accompanying notes to consolidated financial statements.

                            TWIN ENTERTAINMENT, INC.

                   Notes to Consolidated Financial Statements
             From Inception (January 10, 2000) to December 31, 2000


NOTE 1 THE COMPANY (DEVELOPMENT STAGE)

TWIN Entertainment, Inc. (the "Company") was incorporated in Delaware on January 10, 2000, to enter into a joint venture license agreement with its two equal shareholders:

         a) Interactive Network, Inc., a California corporation
         b) Two Way TV Limited, a corporation organized under the laws of England and Wales

The Company's activities principally have been planning and participating in building the plan to develop, market and supply digital (as well as analog) interactive and related services, products and technology. The Company has a non-exclusive right to the use of patents and other intellectual property of Interactive Network, Inc. for the United States and Canada. Since its inception the Company has relied on the issuance of stock and the borrowing of funds from its joint venture owners, rather than recurring revenue for its sources of cash flow.

The Company incurred losses through December 31, 2000 of $2,187,249. The Company expects to continue to incur operating losses and generate negative cash flow from operations through December 31, 2001. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future depend upon a variety of factors (as discussed in Note 2), some of which it is unable to control.

The Company currently does business only in the state of California and is in good standing with the California Secretary of State.

NOTE 2 GOING CONCERN

The accompanying financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not had any operating revenue to date, and relies on its two shareholders for its working capital. The ability of the Company to continue as a going concern is contingent upon, among other things, the ability to (1) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio under the licensing agreement, as discussed in Note 1; (2) assume certain of the net operating tax loss carry-forwards after its proposed merger with Interactive Network, Inc., and (3) generate adequate sources of working capital and other liquidity as necessary to meet future obligations.

The Company's business plan is to develop and market Interactive Network's significant patent portfolio and Two Way TV Limited's content, production systems, operating platform and patents for digital interactive services.

The Company does not intend to engage in the manufacture or sale of products involving its licensing rights, which would require investment in plant, equipment or inventories, and believes that the current cash balances are inadequate to supply working capital during the remainder of fiscal 2001. From January 10, 2000 through August 31, 2001, the Company had borrowed $3,200,000 from its shareholders which was converted into 6,800,000 shares of common stock on September 10, 2001. See Note 6.

In the event that the Company completes its merger with Interactive Network, Inc., as described in Note 11, the newly existing company may develop, market and sell products relating to the Company's patents. Additional working capital will be necessary to meet the potential cash needs.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines the fair values of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2000, the fair values of the Company's cash, other current assets and accounts payable approximated their carrying values due to their short maturity. As stated in Note 5, certain advances from related parties and notes payable to shareholders may not be paid in the ordinary course of business. Accordingly, the fair value of these items is not readily determinable.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF RISK

The Company places its cash and temporary cash investments with well-established financial institutions. At December 31, 2000, and periodically throughout the year, such cash balances were in excess of FDIC insurance limits.

PER SHARE INFORMATION

Basic and diluted net income (loss) per share are computed using the weighted-average number of outstanding shares of common stock.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Where a deferred tax asset has been recognized, a valuation allowance is established if, based on available evidence, it is more likely than not that the deferred tax asset will not be realized.

STOCK OPTION PLAN

The Company indicated in a number of offer letters to employees during 2000 that options to purchase an aggregate amount of 262,000 (pre-split) shares of the Company's common stock could be granted in the future, subject in each case to the adoption by the Company of a stock option plan and the approval by the Company's board of directors of each of the option grants and related vesting schedules. The Company has not adopted a stock option plan, and the board has not approved any stock option grants. Accordingly, the Company and its board of directors are of the opinion that no stock options have been granted or are outstanding.

COMPREHENSIVE INCOME/LOSS

Company has no significant components of other comprehensive income or loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137 and No. 138 in June 1999 and June 2000, respectively. These Statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial position or results of operations of the Company.

NOTE 4 PROPERTY AND EQUIPMENT

As of December 31, 2000, property and equipment consisted of the following:

Computer equipment system             $  222,485
Trade show booth                         130,000
Software                                  34,103
Leasehold improvements                     8,774
Equipment                                 46,889
Furniture and fixtures                     6,120
                                      -----------
                                         488,371
Less accumulated depreciation and
amortization                             (23,036)
                                      -----------
Property and equipment (net)          $  425,335
                                      ===========

Depreciation expense for the period from January 10, 2000 (inception) through December 31, 2000 was $23,036.

NOTE 5 INVESTMENTS AND NOTES PAYABLE SHAREHOLDERS

The Company is owned equally under a corporate joint venture between Interactive Network, Inc. ("Interactive") and Two Way TV Limited ("Two Way TV"). The Company operates in the United States and Canada using technology licensed to it by Interactive and Two Way TV Limited. Both Interactive and Two Way TV Limited made investments in the joint venture of $500,000 each during 2000, and then each party loaned an additional $1,000,000 during the year. The notes do not contain a provision for interest because they are not anticipated to be paid off in the normal course of business. As discussed in Note 6, each shareholder reserves the right to convert the loans to equity in the Company in the future at terms to be determined and agreed upon at a later date by Interactive Network and Two Way TV Limited, who are the Company's shareholders. The notes were converted into 6,800,000 shares of the Company's common stock on September 10, 2001.

NOTE 6 LIABILITIES NOT PAYABLE IN THE ORDINARY COURSE OF BUSINESS

Subject to a pending agreement between the Company's shareholders, $2,000,000 of the current liabilities of the Company as of December 31, 2000 are subject to conversion to common stock. These liabilities were incurred by the shareholders with the intent to convert if an agreement could be reached. Accordingly, the Company has not accrued any interest payable.

Amounts due to shareholder (Two Way TV Limited) are subject to repayment in accordance with the Memorandum of Terms for Two Way/IN Transaction dated February 6, 2001 under which the parties agree to "prioritize" (subordinate) the repayment of the debt upon the Company receiving funding of at least $3,000,000. Management does not believe that the funding will be received within one year of the balance sheet date.

NOTE 7 INCOME TAXES

The Company filed federal and state income tax returns and paid the corresponding minimum taxes in 2000. As of December 31, 2000, the Company had approximately $2.1 million of federal net operating losses.

The Company has not determined whether the proposed acquisition will cause the Company to forfeit its net operating loss carry-forwards.

There are sufficient net operating loss carry-forwards to offset any foreseeable taxable income in 2001.

Minimum income and franchise taxes for the State of Delaware were due with payment on March 31, 2001. The returns were filed and the fees and taxes paid. No provision was made at December 31, 2000.

NOTE 8 LEASES

The Company leases two offices, one in Los Angeles California, and the other in San Francisco, California. Its San Francisco office facility operates under a lease, which expired May 1, 2001. The facility lease is an operating lease, and rent expense for the year ending December 31, 2000 was $46,000.

Future minimum lease payments under the lease for years ending after December 31, 2000 are $46,000 for 2001. The lease was extended on a month-to-month basis after May 1, 2001.

The Los Angeles lease is month-to-month. Rent expense for 2000 was $19,269.

NOTE 9 COMMON STOCK

The Company has not reserved any shares of common stock at December 31, 2000. See Note 3 above and Note 10 below regarding certain option matters.

NOTE 10 CONTINGENCIES AND COMMITMENTS

In connection with the termination of employment of its Chief Technology Officer, the Company stated to the officer in a letter dated June 27, 2001 from its President, Robert Regan, that 57.20% of the stock options provided for in his employment agreement (or 200,200 shares) would have vested as of his termination, if the Company had in fact adopted a stock option plan. Mr. Regan's letter further noted that the Company has in fact never adopted a stock option plan, and stated that Mr. Regan would therefore discuss the matter with the two shareholders of the Company, Interactive and Two Way TV, and advise the employee accordingly. The Company and its board of directors are of the opinion that no stock options have been granted to the employee, and that he is not legally entitled to any stock options.

NOTE 11 SUBSEQUENT EVENTS

In February 2001 the Company closed its office in Los Angeles and consolidated its operations in San Francisco. As part of the consolidation, the Company placed some of its equipment in storage. Under the provisions of SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company has identified assets for which the expected future cash flow is zero. Accordingly the Company will take a pre-tax non-cash loss of approximately $70,000 in 2001.

On May 31, 2001, the Company entered into a definitive Agreement and Plan of Reorganization among Interactive, Two Way TV and the Company. At the effective time, Interactive will merge into the Company, all of the outstanding shares of Interactive will be converted into shares of common stock of the Company and Interactive will cease to exist as a separate entity. The merger has been approved by the boards of directors of both Interactive and the Company and is subject to the approval of the shareholders of both companies.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents have been filed as a part of this Amendment No. 1 to Form 10-K.

         (1)      Financial Statements:

                  Reference is made to the Index to Financial Statements under
                  Item 8 in Part II of this Amendment No. 1 to Form 10-K.

         (2)      Financial Statement Schedules:

                  All schedules have been omitted since they are not required or are not applicable or the required information is shown in the financial statements and related notes.

         (3)      Exhibits:

                  The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Amendment No. 1 to Form 10-K has been identified.



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

EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 ------                        -------------------

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

    *10.10 Form of Indemnification Agreement (Exhibit 10.31 of Form S-1 Registration Statement)

EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 ------                        -------------------


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

EXHIBIT
 NUMBER                        EXHIBIT DESCRIPTION
 ------                        -------------------


     10.20 Form of 10% Convertible Promissory Note (incorporated by reference to Exhibit 10.20 of Exhibits to Registrant's Form 10-Q Quarterly Report, filed with the Commission on August 14,
                 2001)

     10.21 Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.21 of Exhibits to Registrant's Form 10-Q Quarterly Report, filed with the Commission on August 14,
                 2001)

     21          Subsidiaries of the Registrant

     23.1        Consent of Independent Auditors - KPMG LLP

     23.2        Consent of Independent Auditors - Marc Lumer & Company

     23.3        Consent of Independent Auditors - Marc Lumer & Company

---------------------

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

                                  INTERACTIVE NETWORK, INC.

                                  By: /s/ Bruce W. Bauer
                                      ------------------------------------------
                                      Bruce W. Bauer
                                      Chairman of the Board, Chief Executive
                                      Officer, President and
                                      Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial Officer)
                                  Date: December 5, 2001