Form 10-Q/A
period 2001-03-31
INTERACTIVE NETWORK INC /CA
filed 2001-12-06
CIK 879482

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

                            INTERACTIVE NETWORK, INC.

                                      INDEX



PART I.           FINANCIAL INFORMATION                                     Page
                                                                            ----

         ITEM 1.     FINANCIAL STATEMENTS.....................................1

                     CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000........1

                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.....2

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       FOR THE THREE MONTHS ENDED MARCH 31, 2001
                       AND 2000...............................................3

                     NOTES TO FINANCIAL STATEMENTS (Unaudited)................4

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........4

         SIGNATURES..........................................................10

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 is being filed to amend Part I, Item 1 and
Item 2, to read as follows. No other changes are being made to the Form 10-Q.

                                     PART I.

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                            As of               As of
                                                                        March 31, 2001    December 31, 2000
                                                                        --------------    -----------------
                                                                         (Unaudited)
Assets
Current assets:
    Restricted cash                                                     $   5,576,421       $   5,609,735
    Cash                                                                      413,979             685,168
    Royalty fee receivable                                                     67,500             250,000
    Prepaid expenses and other current assets                                  53,027              47,218
                                                                        --------------      --------------

          Total current assets                                              6,110,927           6,592,121

Deposits and other assets                                                       3,430               3,220

                                                                        --------------      --------------
          Total assets                                                  $   6,114,357       $   6,595,341
                                                                        ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                            $     435,861       $     443,952
    Promissory note - current                                                 171,130              85,565
    Deferred legal fees                                                       957,775             957,775
                                                                        --------------      --------------

          Total current liabilities                                         1,564,766           1,487,292

Liabilities subject to compromise                                           5,499,998           5,503,263
Promissory note - noncurrent                                                  513,390             598,955


Shareholders' deficit:
    Preferred stock, no par value, 10,000,000 shares
       authorized; no shares issued and outstanding as of
       March 31, 2001 and December 31, 2000                                         -                   -

    Common stock, no par value, 150,000,000 shares
       authorized; 43,019,277 shares issued and
       outstanding as of both March 31, 2001 and December 31, 2000        145,874,986         145,874,986

    Accumulated deficit                                                  (147,338,783)       (146,869,155)
                                                                        --------------      --------------

          Total shareholders' equity (deficit)                             (1,463,797)           (994,169)

                                                                        -------------       -------------
          Total liabilities and shareholders' equity (deficit)          $   6,114,357       $   6,595,341
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


INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2001              2000
                                                                               ------------      ------------
Cash flows from operating activities:
     Net loss                                                                  $  (469,628)      $  (511,390)
     Adjustments to reconcile net loss to net cash provided by (used for)
        operating activities:
           Reorganization expenses                                                       -           105,521
           Loss from investment in affiliate                                       304,859             5,491
           Allowance for investment in affiliate                                   (54,859)                -
           Changes in assets and liabilities:
              Royalty fee receivable                                               182,500                 -
              Prepaid expenses and other assets                                    (10,000)                -
              Accounts payable                                                      (8,091)          (40,970)
              Other accrued liabilities                                                716          (603,509)
                                                                               ------------      ------------
                 Cash provided by (used in) operating activities:                  (54,503)       (1,044,857)

Cash flows from investing activities:
     Investment in TWIN Entertainment                                             (250,000)         (500,000)
                                                                               ------------      ------------
                 Cash provided by (used in) financing activities:                 (250,000)         (500,000)
                                                                               ------------      ------------


Cash flows from financing activities:
     Sale of common stock                                                                -                 -
     Exercise of options                                                                 -           490,997
                                                                               ------------      ------------
                 Cash provided by (used in) financing activities:                        -           490,997
                                                                               ------------      ------------

Net decrease in cash                                                              (304,503)       (1,053,860)

     Cash at beginning of period                                                 6,294,903         7,576,158
                                                                               ------------      ------------

     End of period                                                             $ 5,990,400       $ 6,522,298
                                                                               ============      ============

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

Condensed financial data of TWIN Entertainment for the three month period ended March 31, 2001 follows:

                                                                    FROM INCEPTION AT
                                              THREE MONTHS ENDED  JANUARY 10, 2001 THROUGH
                                                MARCH 31, 2001        MARCH 31, 2001
                                                --------------        --------------
SUMMARY OF OPERATIONS
Revenues                                        $         0             $         0
Costs and expenses                                  872,112               3,058,561
Income taxes                                              0                     800
Net loss                                           (872,112)             (3,059,361)
Interactive Network's equity in net income         (436,056)             (1,529,680)

BALANCE SHEET DATA ASSETS
Current assets                                      413.696                  60,247
Non-current assets                                  438,092                 351,115
                                                ------------            ------------
     Total assets                               $   851,788             $   411,362

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                 369,974
Long-term debt                                    2,500,000
Other non-current liabilities
Shareholders' deficit                            (2,018,186)
                                                ------------
     Total liabilities and shareholders'
     deficit                                    $   851,788


The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. The Company's share of the operating loss from its joint venture investment in TWIN Entertainment was approximately $305,000 for the quarter ended March 31, 2001 accounted for by the equity method. The Company also adjusted its allowance against its investment and outstanding loans in the amount of $54,859 to write the investment, including loans, down to zero at March 31, 2001, as no assurance can be made that the joint venture will be profitable in the future.

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

We understand that TWIN Entertainment's management is in discussions with a number of companies to obtain carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from the Company and Two Way TV. Although TWIN Entertainment has not recognized revenue and no assurance can be given that it will be profitable in the future, we believe that TWIN Entertainment will use our intellectual property and Two Way TV's technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

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

On October 30, 2000, a judgment was entered on the complaint filed in our bankruptcy case by David Lockton, a shareholder and our former CEO. Subsequently, we paid Mr. Lockton the amount of his allowed claims plus interest to the date of the payment, less $81,000 for the purchase price of the 900,000 shares of our common stock issued to him upon exercise of the options granted to him under the judgment, and issued to him and registered the 900,000 shares. Mr. Lockton retains the right to be paid $1.85 million under the terms of his promissory note. Under the terms of the promissory note, payments do not become due and payable until such time that the Company has generated certain levels of certain positive cash flow for two consecutive fiscal quarters and any such payments may be limited or suspended based on the extent of the Company's cash flows.

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

Date: December 5, 2001

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