Form 10-Q/A
period 2001-06-30
INTERACTIVE NETWORK INC /CA
filed 2001-12-06
CIK 879482

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

                            INTERACTIVE NETWORK, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

   ITEM 1.  FINANCIAL STATEMENTS..............................................1

            CONSOLIDATED BALANCE SHEETS AS OF
             JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000..................1

            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.......2

            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE SIX MONTHS ENDED JUNE 30, 2001
              AND 2000........................................................3

            NOTES TO FINANCIAL STATEMENTS (Unaudited).........................4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................4

   SIGNATURES................................................................12

                                EXPLANATORY NOTE



This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 is being filed to amend Part I, Item 1 and
Item 2, to read as follows. No other changes are being made to the Form 10-Q.

                                     PART I.

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERACTIVE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30, 2001  DECEMBER 31, 2000
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


INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          THREE MONTHS                  SIX MONTHS
                                                          ENDED JUNE 30,              ENDED JUNE 30,
                                                  ---------------------------   ---------------------------
                                                      2001           2000           2001           2000
                                                  ------------   ------------   ------------   ------------

Royalty fees                                      $    67,500    $         -    $   135,000    $         -
                                                  ------------   ------------   ------------   ------------

General and administrative expenses:
    Salaries                                           69,417         65,641        147,336        131,282
    Employer payroll taxes                              9,004          8,689         22,726         17,331
    Contract labor                                      7,012         11,858         32,520         28,606
    Rent                                                9,000          3,099         18,000          5,165
    Directors' & Officers' insurance                   16,801              -         32,702              -
    Other administrative costs                          9,796         22,444         16,994         53,065

       Legal fees                                      91,341        117,969        139,450        170,977
       Accounting fees                                 26,060         17,054         47,156         54,372
       Advisory fees                                        -              -              -        390,000
       Legal - NTN litigation                          23,549         10,135         25,936         14,904
       Shareholder relations - proxy                        -         24,776          1,400         28,659
                                                  ------------   ------------   ------------   ------------
General and administrative expenses                   261,980        281,665        484,220        894,361
                                                  ------------   ------------   ------------   ------------

          Loss from operations                       (194,480)      (281,665)      (349,220)      (894,361)

Other (income) and expense
    Interest (income)                                 (72,352)       (99,196)      (145,428)      (199,849)
    Interest expense                                  148,409         89,000        286,374        195,000
    Net loss from investment in affiliate
       accounted for by the equity method             314,486        273,160        619,345        278,651
    Reserve for impairment of investment             (164,486)             -       (219,345)             -
    Litigation settlement                                   -      3,301,000              -      3,081,785
                                                  ------------   ------------   ------------   ------------

          Other (income) and expense, net             226,057      3,563,964        540,946      3,355,587
                                                  ------------   ------------   ------------   ------------

          Loss before reorganization expenses        (420,537)    (3,845,629)      (890,166)    (4,249,948)

Reorganization expenses                               100,792            250        100,792        106,522
                                                  ------------   ------------   ------------   ------------

          Net loss before federal & state taxes      (521,329)    (3,845,879)      (990,958)    (4,356,470)

             Federal & state taxes                          -              -              -            800
                                                  ------------   ------------   ------------   ------------
          Net loss                                $  (521,329)   $(3,845,879)   $  (990,958)   $(4,357,270)
                                                  ============   ============   ============   ============



See accompanying notes to consolidated financial statements.

                                       4

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                           ---------------------------
                                                                               2001           2000
                                                                           ------------   ------------
Cash flows from operating activities:
    Net loss                                                               $  (990,958)   $(4,357,270)
    Adjustments to reconcile net loss to net cash provided by (used for)
       operating activities:
          Loss from investment in affiliate                                    619,345        278,651
          Allowance for investment in affiliate                               (219,345)             -
          Changes in assets and liabilities:
             Royalty fee receivable                                            115,000              -
             Prepaid expenses and other assets                                     771        (22,781)
             Accounts payable                                                  381,975        (71,055)
             Liabilities subject to compromise                                   1,659      2,331,397
             Deferred legal fees                                              (500,000)             -
             Other accrued liabilities                                          69,626        350,000
                                                                           ------------   ------------
                Cash provided by (used in) operating activities:              (521,927)    (1,491,058)

Cash flows from investing activities:
    Investment in TWIN Entertainment                                                 -       (500,000)
    Promissory note receivable from TWIN Entertainment                        (400,000)             -
                                                                           ------------   ------------
                Cash provided by (used in) financing activities:              (400,000)      (500,000)
                                                                           ------------   ------------

Cash flows from financing activities:
    Proceeds from bridge financing                                           1,120,000              -
    Sale of common stock                                                             -        350,997
                                                                           ------------   ------------
                Cash provided by (used in) financing activities:             1,120,000        350,997
                                                                           ------------   ------------

Net increase (decrease) in cash                                            $   198,073    $(1,640,061)

Cash:
    Beginning of period                                                      6,294,903      7,576,158
                                                                           ------------   ------------
    End of period                                                          $ 6,492,977    $ 5,936,097
                                                                           ------------   ------------



See accompanying notes to consolidated financial statement.

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

INVESTMENT IN AFFILIATE. The Company owns 50% of the outstanding capital stock of TWIN Entertainment, Inc. ("TWIN Entertainment"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV"). TWIN Entertainment's offices are located at 300 De Haro Street, Suite 342, San Francisco, CA 94103. TWIN Entertainment operates in the United States and Canada using technology licensed to it by the Company and Two Way TV. In addition to its initial investment of $500,000, the Company made additional investments in TWIN Entertainment in the form of multiple loans totaling $1.25 million through the first quarter of 2001. The Company made further loans of $50,000 in May 2001 and $100,000 in June 2001 and, after the quarter ended June 30, 2001, made additional loans of $100,000 in July 2001 and $100,000 in August 2001. Two Way TV made similar loans to TWIN Entertainment, leaving the relative ownership interests in TWIN Entertainment unchanged. Each party reserves the right to convert such amounts to equity in TWIN Entertainment in the future under terms to be determined and agreed upon at a later date by the parties.

Condensed financial data of TWIN Entertainment for the three and six month periods ended June 30, 2001 follows:

                                                                                           FROM INCEPTION AT
                                                                                           JANUARY 10, 2000
                                                  THREE MONTHS ENDED    SIX MONTHS ENDED       THROUGH
                                                    JUNE 30, 2001        JUNE 30, 2001       JUNE 30, 2001
SUMMARY OF OPERATIONS
Revenues                                           $           0        $           0       $           0
Costs and expenses                                     1,456,452            1,456,452           3,642,901
Income taxes                                               1,800                1,800               2,600
Net loss                                             (1,458,252)           (1,458,252)         (3,645,501)
Interactive Network's equity in net income             (729,126)             (729,126)         (1,822,751)

BALANCE SHEET DATA ASSETS
Current assets                                                                 60,247
Non-current assets                                                            351,115
                                                                        --------------
     Total assets                                                       $     411,362


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                                           326,863
Long-term debt                                                              2,800,000
Other non-current liabilities
Shareholders' deficit                                                       (2,715,501)
                                                                        ---------------
     Total liabilities and shareholders'                                $      411,362
     deficit

The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. The Company's share of the operating loss from its joint venture investment in TWIN Entertainment was approximately $314,000 for the quarter ended June 30, 2001 accounted for by the equity method. The Company also adjusted its allowance against its investment and outstanding loans in the amount of $164,486 to write the investment, including loans, down to zero at June 30, 2001, as no assurance can be made that the joint venture will be profitable in the future.

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

We understand that TWIN Entertainment's management continues to discuss with a number of companies carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from the Company and Two Way TV. Although TWIN Entertainment has not recognized revenues and no assurance can be given that it will be profitable in the future, it is our belief that TWIN Entertainment, or, if the merger discussed below is successfully consummated, Two Way TV (US), will use our intellectual property and Two Way TV's technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

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

REORGANIZATION ITEMS. Reorganization items consist primarily of legal and trustee fees directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement and the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing. We incurred approximately $101,000 in reorganization expenses for the three and six month periods ended June 30, 2001 compared to approximately $250 and $107,000 for the comparable period in 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: December 5, 2001

                              INTERACTIVE NETWORK, INC.
                              (Registrant)

                              By: /s/ Bruce W. Bauer
                                  ----------------------------------------------
                                  Bruce W. Bauer
                                  Chairman of the Board
                                  President, Chief Executive Officer (principal executive officer) and Chief Financial
                                  Officer (principal financial officer)