Form 10-Q/A
period 2001-03-31
INTERACTIVE NETWORK INC /CA
filed 2002-01-09
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)



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

Class                             Shares outstanding as of January 4, 2002
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

                     CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000........1

                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.....2

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       FOR THE THREE MONTHS ENDED MARCH 31, 2001
                       AND 2000...............................................3

                     NOTES TO FINANCIAL STATEMENTS (Unaudited)................4

         SIGNATURES..........................................................11



                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 is being filed to amend Item 1 of Part I to read as follows. No other changes are being made to the Form 10-Q.

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


INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                                  2001            2000
                                                               ----------      ----------
Royalty fees                                                   $  67,500       $       -
                                                               ----------      ----------

General and administrative expenses:
     Salaries                                                     77,919          65,641
     Employer payroll taxes                                        6,630           5,592
     Contract labor                                               25,507          25,670
     Rent                                                          9,000           2,066
     D&O insurance                                                15,900               -
     Other administrative costs                                   13,490          33,671

        Legal fees                                                48,109          44,086
        Accounting fees                                           21,096          37,318
        Advisory fees                                                  -         390,000
        Legal - NTN litigation                                     2,388           4,769
        Shareholder relations - proxy                              1,400           3,883
                                                               ----------      ----------

General and administrative expenses                              221,439         612,696
                                                               ----------      ----------

           Loss from operations                                 (153,939)       (612,696)

Other (income) and expense
     Interest income                                             (73,076)         (2,526)
     Interest expense                                            137,965           7,872
     Net loss from investment in affiliate
        accounted for by the equity method                       304,859           5,491
     Reserve for impairment of investment                        (54,859)              -
     Litigation settlement                                             -        (219,215)
                                                               ----------      ----------

           Other (income) and expense, net                       314,889        (208,378)
                                                               ----------      ----------

           Income (loss) before reorganization expenses         (468,828)       (404,318)

Reorganization expenses                                                -         106,272
                                                               ----------      ----------

           Net income (loss) before federal & state taxes       (468,828)       (510,590)

              Federal & state taxes                                  800             800

           Net income (loss)                                   $(469,628)      $(511,390)
                                                               ==========      ==========

Basic and diluted loss per share                               $   (0.01)      $   (0.01)
Shares used in basic and diluted net loss per share           43,019,277      39,111,697


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

Condensed financial data of TWIN Entertainment for the three month period ended March 31, 2001 follows:


                                                                    FROM INCEPTION AT
                                              THREE MONTHS ENDED  JANUARY 10, 2001 THROUGH
                                                MARCH 31, 2001        MARCH 31, 2001
                                                --------------        --------------
SUMMARY OF OPERATIONS
Revenues                                        $         0             $         0
Costs and expenses                                  872,112               3,058,561
Income taxes                                              0                     800
Net loss                                           (872,112)             (3,059,361)
Interactive Network's equity in net income         (436,056)             (1,529,680)

BALANCE SHEET DATA ASSETS
Current assets                                      413,696                  60,247
Non-current assets                                  438,092                 351,115
                                                ------------            ------------
     Total assets                               $   851,788             $   411,362

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                                 369,974
Long-term debt                                    2,500,000
Other non-current liabilities
Shareholders' deficit                            (2,018,186)
                                                ------------
     Total liabilities and shareholders'
     deficit                                    $   851,788


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

Date: January 9, 2002

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