Form 10-Q/A
period 2001-06-30
INTERACTIVE NETWORK INC /CA
filed 2002-01-09
CIK 879482

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

            NOTES TO FINANCIAL STATEMENTS (Unaudited).........................4

   SIGNATURES.................................................................6




                                EXPLANATORY NOTE



This Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 is being filed to amend Item 1 of Part I to read as follows. No other changes are being made to the Form 10-Q.

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


INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          THREE MONTHS                  SIX MONTHS
                                                          ENDED JUNE 30,              ENDED JUNE 30,
                                                  ---------------------------   ---------------------------
                                                      2001           2000           2001           2000
                                                  ------------   ------------   ------------   ------------

Royalty fees                                      $    67,500    $         -    $   135,000    $         -
                                                  ------------   ------------   ------------   ------------

General and administrative expenses:
    Salaries                                           69,417         65,641        147,336        131,282
    Employer payroll taxes                              9,004          8,689         22,726         17,331
    Contract labor                                      7,012         11,858         32,520         28,606
    Rent                                                9,000          3,099         18,000          5,165
    Directors' & Officers' insurance                   16,801              -         32,702              -
    Other administrative costs                          9,796         22,444         16,994         53,065

       Legal fees                                      91,341        117,969        139,450        170,977
       Accounting fees                                 26,060         17,054         47,156         54,372
       Advisory fees                                        -              -              -        390,000
       Legal - NTN litigation                          23,549         10,135         25,936         14,904
       Shareholder relations - proxy                        -         24,776          1,400         28,659
                                                  ------------   ------------   ------------   ------------
General and administrative expenses                   261,980        281,665        484,220        894,361
                                                  ------------   ------------   ------------   ------------

          Loss from operations                       (194,480)      (281,665)      (349,220)      (894,361)

Other (income) and expense
    Interest (income)                                 (72,352)       (99,196)      (145,428)      (199,849)
    Interest expense                                  148,409         89,000        286,374        195,000
    Net loss from investment in affiliate
       accounted for by the equity method             314,486        273,160        619,345        278,651
    Reserve for impairment of investment             (164,486)             -       (219,345)             -
    Litigation settlement                                   -      3,301,000              -      3,081,785
                                                  ------------   ------------   ------------   ------------

          Other (income) and expense, net             226,057      3,563,964        540,946      3,355,587
                                                  ------------   ------------   ------------   ------------

          Loss before reorganization expenses        (420,537)    (3,845,629)      (890,166)    (4,249,948)

Reorganization expenses                               100,792            250        100,792        106,522
                                                  ------------   ------------   ------------   ------------

          Net loss before federal & state taxes      (521,329)    (3,845,879)      (990,958)    (4,356,470)

             Federal & state taxes                          -              -              -            800
                                                  ------------   ------------   ------------   ------------
          Net loss                                $  (521,329)   $(3,845,879)   $  (990,958)   $(4,357,270)
                                                  ============   ============   ============   ============

Basic and diluted loss per share                  $     (0.01)   $     (0.10)   $     (0.02)   $     (0.11)
Shares used in basic and diluted net
  loss per share                                   43,019,277     39,427,605     43,019,277     39,217,000

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

Long-term debt at June 30, 2001 and December 31, 2000, was as follows:

                                          June 30,         December 31,
                                            2001               2000
-------------------------------------------------------------------------
Promissory note - prime + 1%             $1,246,130          $684,520
Convertible notes - 10%                   1,120,616                 -
-------------------------------------------------------------------------
Less current portion                              -            85,565
-------------------------------------------------------------------------
Total long-term debt                     $2,366,746          $598,955
-------------------------------------------------------------------------


On June 30, 2001, with approval from the Bankruptcy Court, the Company paid Morrison & Foerster $500,000 as partial payment of the principal and interest on the pre-confirmation fees. The remaining pre-confirmation fees are subject to an agreement between Morrison & Foerster and the Company, with the first payment due on October 15, 2002. The note accrues interest at 1% per annum over the Bank of America prime rate.

In the second quarter of 2001, the Company raised $1.12 million through the sale of 112 units to private investors pursuant to 10% Convertible Promissory Notes and Common Stock Purchase Warrants. Each unit consists of (i) a $10,000 convertible promissory note bearing interest at 10% per annum that is convertible into its common stock at the rate of $.50 per share, and (ii) a five-year warrant to purchase 20,000 shares at an exercise price of $.60 per share. An additional $505,000 (50.5 units) was raised in the third quarter under the same terms.

The issuance of convertible debt securities by the Company with a detachable conversion feature did not create a "beneficial conversion feature" because the conversion price ($.60) was not "in-the-money at the commitment date." As described in EITF 98-5, the debt was therefore accounted for in accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, Paragraph 16. The Company determined that the portion of the proceeds from the issuance allocable to the warrants is de minimus, and therefore the entire proceeds were treated as debt.

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