Form 10-Q/A
period 2001-09-30
INTERACTIVE NETWORK INC /CA
filed 2002-01-09
CIK 879482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                               (Amendment No. 1)



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

           NOTES TO FINANCIAL STATEMENTS (Unaudited)...........................5

  SIGNATURES...................................................................7




                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 is being filed to amend Item 1 of Part I to read as follows. No other changes are being made to the Form 10-Q.

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

                                              2

INTERACTIVE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS                   NINE MONTHS
                                                         ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                  -----------------------------    ---------------------------
                                                       2001            2000            2001           2000
                                                  ------------     ------------    ------------   ------------
Royalty fees                                      $    67,500      $        -      $  202,500     $         -
                                                  ------------     ------------    ------------   ------------
General and administrative expenses:
    Salaries                                           75,000          81,188         222,336         213,016
    Employer payroll taxes                              5,914           6,524          28,640          23,309
    Contract labor                                     (8,083)         69,233          24,436          97,839
    Rent                                                9,000           6,000          27,000          11,165
    Directors' & Officers' insurance                   37,848           7,751          70,550           7,751
    Other administrative costs                         11,775          23,519          28,754          77,384

       Legal fees                                     114,580         177,642         254,174         348,619
       Accounting fees                                 19,244          40,339          66,415          94,711
       Advisory fees                                        -               -               -         390,000
       Legal - NTN litigation                          10,851          19,911          36,787          34,815
       Shareholder relations - proxy                        -         210,795           1,400         239,454
                                                  ------------     ------------    ------------   ------------
General and administrative expenses                   276,129         642,902         760,492       1,538,063
                                                  ------------     ------------    ------------   ------------
          Loss from operations                       (208,629)       (642,902)       (557,992)     (1,538,063)

Other (income) and expense
    Interest (income)                                 (54,125)        (96,183)       (199,553)       (296,032)
    Interest expense                                  170,668         180,000         457,042         375,000
    Net loss from investment in affiliate
       accounted for by the equity method             299,951         256,064         919,296         534,715
    Reserve for impairment of investment                   49              -         (219,296)              -
    Litigation settlement                                   -              -                -       3,081,785
                                                  ------------     ------------    ------------   ------------

          Other (income) and expense, net             416,543         339,881         957,489       3,695,468
                                                  ------------     ------------    ------------   ------------

          Loss before reorganization expenses        (625,172)       (982,783)     (1,515,481)     (5,233,531)

Reorganization expenses                                28,524         242,996         129,173         349,518
                                                  ------------     ------------    ------------   ------------

          Net loss before federal & state taxes      (653,696)     (1,225,779)     (1,644,654)     (5,583,049)

             Federal & state taxes                      3,152           4,800           3,152           4,800

          Net loss                                $  (656,848)    $(1,230,579)    $(1,647,806)    $(5,587,849)
                                                  ============    ============    ============    ============

Basic and diluted net loss per share              $     (0.01)    $     (0.03)    $     (0.04)    $     (0.14)
Shares used in basic and diluted net loss
   per share                                       43,019,277      39,637,241      43,019,277      39,069,181


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

Long-term debt at September 30, 2001 and December 31, 2000, was as follows:

                                       September 30,       December 31,
                                            2001               2000
------------------------------------------------------------------------
Promissory note - prime + 1%             $1,259,502            $684,520
Convertible notes - 10%                   1,657,436                   -
------------------------------------------------------------------------
Less current portion                              -              85,565
------------------------------------------------------------------------
Total long-term debt                     $2,916,938            $598,955
------------------------------------------------------------------------

On June 30, 2001, with approval from the Bankruptcy Court, the Company paid Morrison & Foerster $500,000 as partial payment of the principal and interest on the pre-confirmation fees. The remaining pre-confirmation fees are subject to an agreement between Morrison & Foerster and the Company, with the first payment due on October 15, 2002. In September 2001 the Company amended its previous agreement with its counsel for payment of the remaining amount on the following terms: the remaining pre-confirmation legal fees of approximately $494,517 is included in a new promissory note from the Company to Morrison & Foerster, along with the approximately $684,520 owed to legal counsel for post-confirmation expenses. Interest is accruing on the $494,517 of pre-confirmation expenses as of July 1, 2001 at 1% per annum over Bank of America's prime rate. The Company has paid approximately $62,000 in interest and incurred approximately an additional $41,500 of interest expense on these $684,520 in post-confirmation expenses as of October 15, 2001 at 1% per annum over Bank of America's prime rate. Repayment of principal and interest on this promissory note is required to commence on October 15, 2002, and will be paid in 24 equal monthly installments each consisting of 1/24th of the aggregate of the unpaid principal amount under the promissory note and the unpaid interest accrued through September 30, 2002. The interest accruing on this promissory note after October 1, 2002, will be paid with such equal monthly installments.

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

INVESTMENT IN AFFILIATE. The Company owns 50% of the outstanding capital stock of Two Way TV (US), Inc. (formerly known as TWIN Entertainment, Inc.) ("Two Way TV (US)"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV Ltd."). Two Way TV (US)'s offices are located at 6300 Wilshire Blvd., Suite 1750, Los Angeles, CA 90048. Two Way TV (US) operates in the United States and Canada using technology licensed to it by the Company and Two Way TV Ltd. In addition to its initial investment of $500,000 in January 2000, the Company made additional investments in Two Way TV (US) in the form of multiple loans totaling $1.4 million through the second quarter of 2001. The Company made further loans during the quarter ended September 30, 2001 of $100,000 in July 2001, $100,000 in August 2001 and $100,000 in September 2001. The Company has made an additional loan for $100,000 in October 2001. Two Way TV Ltd. made similar loans to Two Way TV (US), leaving the relative ownership interests in Two Way TV (US) unchanged. On September 10, 2001, each of us and Two Way TV Ltd. converted the loan amounts to equity in Two Way TV (US) at a price of $0.50 per share, resulting in a 3,400,000 new shares of Two Way TV (US) common stock issued to us and 3,400,000 new shares of Two Way TV (US) common stock issued to Two Way TV Ltd.

Condensed financial data of Two Way TV (US) for the three and nine month periods ended September 30, 2001 is as follows:


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