Form 10-K
period 2001-12-31
INTERACTIVE NETWORK INC /CA
filed 2002-04-16
CIK 879482

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 0-19579

INTERACTIVE NETWORK, INC.
(Exact name of registrant as specified in its charter)

California	94-3025019
(State or other jurisdiction of incorporation and organization)	(I.R.S. Employer Identification No.)

180 Second Street, Suite B, Los Altos, California 94022
(Address of principal executive offices, including zip code)

(650) 947-3345
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequently to the distribution of securities under a plan confirmed by a Court. Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates (non-officers, directors and 10% shareholders and excluding the shares held by the Voting Trust (see Item 12)) of the Registrant, based on the closing price of the common stock on March 15, 2002, as reported on the OTC Bulletin Board for the last trading day prior to that date, was approximately $15,424,666. Shares of common stock held by each executive officer and director and holder of 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 15, 2002 the Registrant had outstanding 45,560,949 shares of Common Stock.

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

        The terms "we," "our," "us," "the Company," "Interactive" and "Interactive Network" as used in this Annual Report on Form 10-K refer to "Interactive Network, Inc." except that in the Independent Auditors' Report, the Financial Statements, and the Notes to the Financial Statements beginning on page 40 of this Report references to the Company refer to Two Way TV (US), Inc. This Annual Report on Form 10-K also includes our trademarks and registered trademarks. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1. BUSINESS.

General

        Interactive Network was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August 1995, due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T), NBC, Gannett, Motorola, Sprint, and AC Nielsen.

        Today, we own certain intellectual property assets, including six patents, related to the interactive television (iTV) market and other interactive technology. We continue to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that do not involve large overhead demands. In keeping with that strategy, in January 2000 we entered into a joint venture with Two Way TV Ltd., a corporation organized under the laws of England and Wales ("TW Ltd."), and formed Two Way TV (US), Inc. ("Two Way (US)") (formerly known as TWIN Entertainment). We expanded our business opportunity through the formation of this equally owned joint venture company by partnering with TW Ltd., another pioneer in the iTV industry that is a fully operational iTV and enhanced TV developer and enabler. Together with TW Ltd. we sought to develop our joint venture into a fully operational iTV and enhanced TV developer and enabler for the U.S. and Canadian markets, thereby expanding our business model and TW Ltd.'s market exposure. At its formation, Two Way (US) was intended to develop, market, deploy and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. We licensed Two Way (US) the non-exclusive use of our patents and other intellectual property for the United States and Canada. TW Ltd. also licensed to Two Way (US) its intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis.

        On March 21, 2002, our shareholders approved our merger with and into Two Way (US), as discussed more fully below. The merger is anticipated to close in the beginning of May 2002. If the merger is completed, we believe that Two Way (US) will move our current business model of exploiting our patent portfolio through broad licensing, joint ventures and strategic alliances into a broader business model that engages in restrictive licensing of Two Way (US)'s intellectual property and focuses on developing and licensing products and services that utilize our patents and technology.

        Our advisory panel of consultants, along with our management team, provide the technical and management expertise to assist in the fulfillment of our goals. In the event the merger with Two Way (US) is not completed, our management may hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan was approved by the Bankruptcy Court in 1999 and we continue to expend resources in litigating disputed claims. In addition, we continue to expend resources in the maintenance and enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company, or Two Way (US) if our merger is completed, in a position to be a part of the interactive content and interactive services businesses currently being developed.

        In addition to us licensing Two Way (US) our patents and TW Ltd. licensing its intellectual property and technology, each on a non-exclusive basis, as part of the agreements with TW Ltd. to create Two Way (US), we settled all outstanding claims with TW Ltd. and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to TW Ltd. in exchange for a royalty payment of a certain percentage of TW Ltd.'s world wide sales. Under the terms of the agreement, TW Ltd. will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, which was filed with the SEC on February 11, 2000 as Exhibit 2.5 to a Report on Form 8-K and which is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In January 2002, TW Ltd. paid us a royalty of $270,000 for the year ending December 31, 2001.

        We and TW Ltd. each made equal initial investments in Two Way (US), and we each continue to make additional equal investments in Two Way (US). The money invested by us and by TW Ltd. in Two Way (US) through September 10, 2001 was converted into equity in Two Way (US) on September 10, 2001 at a price of $0.50 per share, resulting in 6,800,000 new shares of Two Way (US) common stock issued equally to us and TW Ltd. We made additional loans to Two Way (US) totaling $950,000 through December 31, 2001, and TW Ltd. made similar loans to Two Way (US). We and TW Ltd. each made additional loans of $175,000 in Two Way (US) through March 31, 2002. Each of these loan amounts are convertible into equity of Two Way (US) upon terms mutually agreeable to us and TW Ltd.

        We understand that Two Way (US)'s management is in discussions with a number of companies to obtain carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from us and from TW Ltd.. For example, Two Way (US) has announced an agreement with the Public Broadcasting Service to produce educational, fully interactive television games based upon PBS KIDS programs, has announced a partnership with Liberate Technologies to supply interactive games and entertainment to enhanced television subscribers as part of Liberate Technologies PopTV Variety Pack, has announced an affiliation agreement for the development and delivery of interactive TV games with Wink Communications, has announced an agreement to develop and deliver game based virtual channels with Game Show Network and has announced that it is joining forces with digeo, Inc. to create and deliver a suite of interactive game applications for deployment to customers in the United States. It is our belief that, whether or not the merger is completed, Two Way (US) will use our intellectual property and TW Ltd.'s technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

        On June 1, 2001, we announced that we, TW Ltd. and Two Way (US) had signed a merger agreement under which we would merge with Two Way (US), with Two Way (US) as the surviving corporation. The merger agreement was filed with the SEC by Two Way (US) on September 26, 2001, as Exhibit 2.1 to a Registration Statement on Form S-4 and is incorporated herein by reference. On March 21, 2002, our shareholders approved the merger and the merger agreement. If the merger is completed, we will merge into Two Way (US). All of the outstanding shares of our common stock will be converted into shares of Two Way (US) common stock on a one share for one share basis. We anticipate that the shares of Two Way (US) common stock will be quoted on The Over-the-Counter Bulletin Board under the ticker symbol "TWTV.OB." Under the terms of the merger agreement, as amended, the merger is subject to customary closing conditions for the merger to be completed. While we believe that the merger will be completed, we cannot assure you that the merger will be completed.

        There currently is no public market for Two Way (US) common stock, and thus its fair market value cannot be determined. We do not know the price at which Two Way (US) common stock will trade if the merger is completed. Until after the merger, our current shareholders will not know the value of the shares of Two Way (US) into which their shares of our common stock will be converted.

Interactive Network's Intellectual Property

        We presently hold six United States patents. The following are the titles of our patents and the numbers assigned to the patents by the United States Patent and Trademark Office, and the dates each patent was filed, issued and will expire:

  •
  U.S. Patent No. 4,592,546. Game of skill playable by remote participants in conjunction with a live event. Filed April 1984; issued June 1986; expires April 2004.

  •
  U.S. Patent No. 5,013,038. Method of evaluating data relating to a common subject. Filed December 1989; issued May 1991; expires December 2009.

  •
  U.S. Patent No. 5,083,800. Game of skill or chance playable by several participants remote from each other in conjunction with a common event. Filed June 1990; issued January 1992; expires June 2010.

  •
  U.S. Patent No. 5,120,076. Method of evaluating data relating to a common subject. Filed April 1991; issued June 1992; expires April 2011.

  •
  U.S. Patent No. 5,643,088. Game of skill or chance playable by remote participants in conjunction with a common game event including inserted interactive advertising. Filed May 1995; issued July 1997; expires May 2015.

  •
  U.S. Patent No. 5,813,913. Game of skill playable by remote participants in conjunction with a common game event where participants are grouped by skill level. Filed May 1995; issued September 1998; expires September 2015.

        These patents are available from the United States Patent and Trademark Office, Washington, D.C., United States, and can be accessed at such Office's website at http://www.uspto.gov.

        In addition, we have two Canadian patents, entitled and numbered as follows:

  •
  Canadian Patent No. 1,274,903. Game of skill playable by remote participants in conjunction with a live event. Filed April 1986; issued October 1990; expires October 2007.

  •
  Canadian Patent No. 2,018,597. Game of skill or chance playable by several participants remote from each other in conjunction with a common event. Filed June 1990; November 2000; expires June 2010.

        As discussed above, we currently license to Two Way (US) our United States and Canadian patents on a non-exclusive basis. Under a separate worldwide exclusive license agreement, we license our intellectual property in countries other than the United States and Canada to TW Ltd. in exchange for a royalty payment of a percentage of TW Ltd.'s worldwide sales.

        There can be no assurance that our patents will be upheld, if challenged; that competitors might not develop similar or superior technology or products outside the protection of any patents issued to us; or that others will not establish patent rights that would substantially interfere with our or Two Way (US)'s business. We attempt to protect our trade secrets and other proprietary information through agreements with our employees and consultants and through other security measures. Although we intend to protect our rights vigorously, we cannot assure that these measures will be successful. The Internet and interactive television industries are subject to frequent litigation regarding patent and other intellectual property rights. We are currently involved in litigation with Networks North, Inc. (formerly NTN Communications Canada, Inc.) regarding Network North's alleged infringement of our patents in Canada. We cannot assure that third parties will not assert claims against us with respect to existing or future intellectual property or that we will not need to assert claims against other third parties to protect our intellectual property.

Competition

        We operate in an evolving and competitive industry of interactive television and interactive television game applications, and we expect that competition will increase. Our principal competitors are Goldpocket, Static (Play Jam), Buzztime (NTN), Mixed Signals, Spiderdance, Visiware—PlayinTV (formerly known as LudiTV), Disney, Sony and Microsoft's WebTV. We do not currently sell our own products or services but instead license our technology to third parties. Our primary competition comes from companies providing alternatives to the products and services enabled by our patents. In each of our business activities, we face current or potential competition from competitors that have significantly greater financial, manufacturing, marketing, sales and distribution resources and management expertise than we have.

        We compete based on the strength of our intellectual property portfolio, the extensiveness of our business relationships, and the quality and innovation of our technologies. In addition, our future prospects will depend on successfully developing and introducing new products and the ability to secure and execute upon carriage and content agreements by Two Way (US) or, if the merger with Two Way (US) is successful, the combined company. If we do not successfully complete the proposed merger with Two Way (US), our prospects may also depend on our finding new joint venture or licensing opportunities. We cannot assure that Two Way (US) or the combined company will be able to successfully develop or market any such new products or services or that we will find any other such partners, if applicable. Additionally, we cannot be certain that we or the combined company will be able to secure the funding required to maintain existing and planned operational growth and support to develop and protect our intellectual property rights.

Factors Affecting Future Operating Results

  If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and fund our operations or the operations of the combined company will be harmed.

        We anticipate that our existing capital resources are not sufficient to meet our cash requirements for the next 6 months and that, if our merger with Two Way (US) is not completed, we will need to raise additional financing during that period. We had approximately $114,000 in cash as of December 31, 2001 and our working capital deficit was approximately $2.1 million, due mainly to accounts payable and accrued liabilities and deferred legal fees. Our budget for 2002 accounts for cash needs of approximately $3 million, including repayment of approximately $730,000 of debt due in 2002 and operational expenses of $1.3 million, which includes approximately $450,000 for overhead and salaries, approximately $330,000 for the estimated cost for keeping the bankruptcy reserve account fully funded and $340,000 for currently anticipated legal and professional expense.

        During the period from June 27, 2001 through September 30, 2001, we raised a total amount of approximately $1,625,000 through the issuance to investors of convertible promissory notes. These promissory notes bear interest at the rate of 10% per year and are due one year from the date of each note. The promissory notes are convertible at the rate of $0.50 per share at the option of the holder into shares of our common stock at any time prior to the payment of the outstanding principal. Each $10,000 promissory note was issued with an investor stock purchase warrant to purchase up to 20,000 shares of our common stock. The warrants have a term of five years and an exercise price of $0.60 per share. This description is a general summary only and does not describe all the terms of this investment, which is governed by the 10% Convertible Promissory Notes and Common Stock Purchase Warrants. Copies of the forms of the 10% Convertible Promissory Notes and the Common Stock Purchase Warrants have been filed as Exhibits 10.20 and 10.21, respectively, to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001, and are incorporated herein by reference. Even with the proceeds from this offering, we currently expect revenues in 2002 to be insufficient to meet our cash needs and will need to secure other sources of outside financing. Such funds may not be available on acceptable terms, if at all. If we cannot raise or borrow the necessary additional funds on acceptable terms, we may not be able to operate our business as we currently anticipate or develop or enhance our intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

        Even with the proceeds from our offering and Two Way (US)'s existing cash, it is anticipated that, if the merger is completed, Two Way (US)'s existing capital resources will not be sufficient to meet its cash requirements for the next 12 months and that Two Way (US) will need to raise additional financing during that period. If we or Two Way (US) cannot raise or borrow the necessary additional funds on acceptable terms, Two Way (US) may not be able to operate its business as currently anticipated or develop or enhance its intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, whether or not the merger takes place.

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

  Failure to complete the merger could have a negative impact on our stock price, business and financial results.

        If the merger is not completed for any reason, we may be subject to the following material risks:

  •
  the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

  •
  Our stock price may decline because of uncertainty concerning our stand-alone prospects;

  •
  We must pay some costs related to the merger, such as legal, accounting, financial advisory, and financial printing fees, even if the merger is not completed;

  •
  We may be required to pay TW Ltd. a 3% termination fee; and

  •
  the benefits that we expect to realize from the merger, such as the potentially enhanced financial position of the combined company, would not be realized.

        The merger agreement may be terminated before the merger is completed for a number of reasons, including:

  •
  by the agreement of our board of directors and the board of directors of TW Ltd.; or

  •
  by either us or TW Ltd. if either of us determines that providing for the our shareholders who are properly dissenting to the merger would have a material adverse effect on Two Way (US) should the merger be closed.

  The industry in which we currently exist or, if the merger is completed, Two Way (US) will operate is highly competitive, and competition from bigger, better capitalized competitors could result in price reductions, reduced gross margins and loss of market share.

        We currently or, if the merger is completed, Two Way (US) will, operate in an evolving and competitive industry of interactive TV games and enhanced television products, and we expect that competition will increase. Our primary competition comes from companies providing alternatives to the services enabled by our technology. Even if a sufficient market develops for the digital set-top boxes enabled to run the full suite of Two Way (US)'s interactive television game applications, we and Two Way (US) may also face competition from companies developing and marketing stand-alone game products and services. In each of our business activities, we and Two Way (US) face current or potential competition from competitors that may have significantly greater financial, manufacturing, marketing, sales and distribution resources and management expertise than we have.

        Currently, our and Two Way (US)'s principal competitors in the interactive TV game market include companies such as Disney, Sony, AOL, Mixed Signals Technologies, Inc., Goldpocket, Spiderdance, Visiware—PlayinTV (previously known as LudiTV) and BuzzTime Entertainment, Inc. We and Two Way (US) expect additional competition from other established and emerging companies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

        Many of our and Two Way (US)'s existing and potential competitors have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our and Two Way (US)'s competitors have well-established relationships with our potential customers. Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our or Two Way (US)'s current or potential customers. Investments such as these may discourage our or Two Way (US)'s current or potential customers who receive the investments from deploying our interactive TV games and enhanced television products, regardless of such customers' views of the relative merits of our products and services.

        Our or, if the merger is completed, Two Way (US)'s, near-term prospects will depend upon successful development and introduction of products new to the U.S. and Canadian market. Our future prospects without the merger depend on its finding new joint venture or licensing opportunities.

  The market for enhanced television products and services is new and may not develop as we anticipate.

        The interactive TV games and enhanced television products market currently is small and emerging. Our or, if the merger is completed, Two Way (US)'s success will depend on the growth and development of this market in the U.S. and Canada, and it will depend upon the commercialization and broad acceptance by consumers and businesses of a wide variety of interactive TV games and enhanced television products. Demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty and, as a result, our profit potential has never been realized or, if the merger is completed, Two Way (US)'s profit potential is unproven. In addition, the potential size of this new market opportunity and the timing of its development and deployment are currently uncertain. Even recently, development schedules of iTV games and enhanced television products offered by our and Two Way (US)'s partners and competitors have been delayed or refocused as the industry evolves. Until high-end digital set-top boxes capable of running the full suite of its applications are sufficiently deployed in the marketplace and enabled to utilize its interactive game applications, our or, if the merger is completed, the combined company's profit potential is uncertain. If the market for interactive TV games and enhanced television products does not develop or develops more slowly than anticipated, our or, if the merger is completed, the combined company's revenues will not grow as fast as anticipated, if at all.

  Our Quarterly Operating Results May Fluctuate Significantly.

  Our quarterly results of operations may vary significantly in the future for a variety of reasons, including the following:

  •
  availability of adequate financing;

  •
  timing of recognition of license fees;

  •
  timing of dividends, distributions or stock sales, if any, by Two Way (US);

  •
  timing of new product and technology introductions by us or Two Way (US), our licensees or competitors;

  •
  fluctuations in the level of sales by OEMs and other vendors of products incorporating Two Way (US)'s or our technology; and

  •
  general economic conditions.

        Each of the above factors is difficult to forecast and thus could seriously harm our business, financial condition and results of operations.

        Through 2002, we expect that, if the merger is not completed, revenues will be derived primarily from dividends or distributions received from Two Way (US) and royalties from our global license to TW Ltd. The uncertain timing of these distributions or royalties may cause quarterly fluctuations in our operating results. In addition, our royalties from licenses are totally dependent upon the success of Two Way (US) products and services in the marketplace.

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

        Since curtailing operations in 1995, we have incurred losses and have had negative cash flow. As of December 31, 2001, we had an accumulated deficit of approximately $149.2 million. We expect, if the merger is not completed, to incur operating expenses over the next several years in connection with the continued development and expansion of our business. As a result, we expect to continue to incur losses for the foreseeable future. The size of these net losses depends in part on the growth in our business and on our expenses. Consequently, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

  Intellectual property claims against us can be costly and could result in the loss of significant rights.

        From time to time, we or Two Way (US) may be subject to intellectual property litigation that could:

  •
  be time-consuming and expensive;

  •
  divert management's attention and resources away from our business;

  •
  cause delays in product delivery and new service introduction;

  •
  cause the cancellation of new products or services; or

  •
  require us to pay significant royalties or licensing fees.

        The interactive TV and enhanced television industry is highly litigious. A number of companies in the enhanced television industry earn substantial profits from technology licensing, and the introduction of new technologies such as ours is likely to provoke lawsuits from such companies. An unsuccessful claim of infringement by us or a successful claim of infringement against us could materially impair our ability to generate revenues.

Employees

        We are currently operating with a staff of three full-time employees and are assisted by the members of our advisory panel. If our merger into Two Way (US) is completed, it is currently intended that the combined staffs of us and Two Way (US) will then be headquartered in new offices and operate as one management team and staff, with Bruce Bauer taking the position of interim Chief Executive Officer and/or to remain as the Chairman of the Board of Directors of the combined company.

Item 2. PROPERTIES

        Our operations are located in an approximately 1500 square foot leased facility in Los Altos, California, with our lease expiring on August 1, 2002. We have an option to extend the lease for one year. This facility houses our operations and administrative personnel.

Item 3. LEGAL PROCEEDINGS

        We continue to pursue the objections we have to claims of creditors in our bankruptcy proceedings. As of December 31, 2001, we have set aside $5.7 million in a reserve account to pay creditors whose claims we are disputing, as required under our plan of reorganization. As of March 1, 2002, prepetition claims either allowed or disputed totaled approximately $5.7 million.

        We continue to dispute the claims of National Datacast, Inc. in our bankruptcy proceeding. As of December 31, 2001, National Datacast's claim, including accrued interest, totaled approximately $5.4 million. We appealed the July 2000 memorandum decision and on November 13, 2000, we obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. We filed our opening brief on March 6, 2001. National Datacast filed a cross appeal against us on issues on which the bankruptcy court found for us involving potential damages in the amount of approximately $800,000. The stay of enforcement of the judgment is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100% through December 31, 2001. The approximately $800,000 at issue in National Datacast's cross appeal was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered.

        David Lockton, a shareholder and our former CEO and Chairman, filed a complaint in our bankruptcy case seeking specific performance of his promissory note for $2.0 million, his alleged stock option rights for 2,225,000 shares of the Company's common stock and back pay on his employment agreement and damages of $17 million. On October 30, 2000, the bankruptcy court entered a final judgment. We paid Mr. Lockton $1,034,850.33, which was the amount of his allowed claims plus interest to the date of the payment, less $81,000 for the purchase price of the 900,000 shares of the Company's common stock issued to him upon exercise of the options granted to him under the judgment, and issued to him and registered the 900,000 shares. Mr. Lockton retained the right to be paid $1.85 million under the terms of his promissory note. Under the terms of the promissory note, payments do not become due and payable until such time that the Company has generated certain levels of positive cash flow for two consecutive fiscal quarters and any such payments may be limited or suspended based on the extent of the Company's cash flows.

        Mr. Lockton has also sued certain of our directors in a separate action. Although we are not a party to the claims against the directors, we do have a potential obligation to indemnify our directors for claims raised in the suit. The trial court granted summary judgment in favor of the directors on three of the four causes of action. Mr. Lockton filed a motion to reconsider the ruling on the summary judgment motion and to stay the action pending appeal regarding that motion. In August, the trial court denied the motions by Mr. Lockton and reaffirmed the ruling on the summary judgment motion. The only remaining cause of action is for defamation. The suit was set for trial in February 2002, and the trial was later continued.. In April 2002, as a result of mediation between the various parties to this suit, a binding settlement of all outstanding claims by Mr. Lockton against our directors was reached. That settlement is still in the process of being documented.

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

        Fish & Richardson filed a claim for $212,000 for prepetition legal services rendered to us. Fish & Richardson claims approximately $283,000 (including interest) as of December 31, 2001. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the bankruptcy court set trial on this dispute for September 4-5, 2001, and the trial later was continued. The Fish & Richardson claim is covered by the reserve account.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The following table shows the range of high and low bid prices at which transactions in our common stock occurred as reported by Dow Jones Interactive Quotes & Market Data for the periods indicated. On March 15, 2002, the closing price of our common stock was $0.50. Our common stock is currently being traded on the OTC Bulletin Board and is listed under the symbol "INNN."

	High	Low
Fiscal Year Ended December 31, 2001
4th Quarter	$0.450	$0.260
3rd Quarter	$0.800	$0.360
2nd Quarter	$1.150	$0.410
1st Quarter	$1.230	$0.410
Fiscal Year Ended December 31, 2000
4th Quarter	$1.750	$0.650
3rd Quarter	$2.125	$1.090
2nd Quarter	$4.031	$1.125
1st Quarter	$8.625	$3.000

Recent Sales of Unregistered Securities

        On October 22, 2001, we issued Mr. Bruce Bauer 100,000 shares of our common stock upon his exercise of his stock option for those shares. We received $9,000 as the exercise price for this purchase and the issuance was made pursuant to Section 4(2) of the Securities Act.

Holders of Record

        As of March 15, 2002, there were 698 shareholders of record of our common stock.

Dividends

        We have not declared nor paid any dividends since 1997. Future dividends, if any, will depend on our profitability and anticipated capital requirements. We have no present intention of paying dividends for the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

        The following selected historical financial data presented below are derived from our financial statements. The financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 have been audited by Marc Lumer & Company, and for the fiscal years ended 1998 and 1997 have been audited by KPMG LLP. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31 (in thousands, except per share amounts)
	2001	2000	1999	1998	1997
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
Total Revenue	$270	$250	$0	$0	$0
Net income (loss)	$(2,299)	$(5,602)	$8,147	$(1,488)	$(5,938)
Net income (loss) per share (basic and diluted)	$(0.05)	$(0.14)	$0.23	$(0.05)	$(0.19)
Shares used in computing net income (loss) per share (basic and diluted)	43,039	40,048	35,516	30,840	30,840
Total Assets	$6,109	$6,595	$7,658	$379	$84
Long-term obligations	$1,212	$685	$917	$0	$0
Liabilities subject to compromise	$5,685	$5,503	$5,016	$46,296	$0
Cash dividends declared per common share	$0	$0	$0	$0	$0

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

Overview

        Interactive Network was originally founded to provide interactive television services, which we began providing in 1991. We incurred significant expenses in developing, testing and marketing our services, and were forced to curtail our operations by August 1995, due to lack of ongoing financing. While in operation, we acquired key strategic investors such as TCI Cable (now a part of AT&T), NBC, Gannett, Motorola, Sprint, and AC Nielsen.

        Today, we own certain intellectual property assets, including six patents, related to the iTV market and other interactive technology. We continue to concentrate on exploiting our patent portfolio in a cost-effective way through licenses, joint ventures, strategic alliances, or other methods that do not involve large overhead demands. In keeping with that strategy, in January 2000 we entered into a joint venture with TW Ltd., and formed Two Way (US). We expanded our business opportunity through the formation of this equally owned joint venture company by partnering with TW Ltd., another pioneer in the iTV industry that is a fully operational iTV and enhanced TV developer and enabler. Together with TW Ltd. we sought to develop our joint venture into a fully operational iTV and enhanced TV developer and enabler for the U.S. and Canadian markets, thereby expanding our business model and TW Ltd.'s market exposure. At its formation, Two Way (US) was intended to develop, market, deploy and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. We licensed Two Way (US) the non-exclusive use of our patents and other intellectual property for the United States and Canada. TW Ltd. also licensed to Two Way (US) its intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis.

        Our advisory panel of consultants, along with our management team, provide the technical and management expertise to assist in the fulfillment of our goals. In the event the merger with Two Way (US) is not completed, our management may hire additional personnel to meet our anticipated future needs. Our bankruptcy reorganization plan was approved by the Bankruptcy Court in 1999 and we continue to expend resources in litigating disputed claims. In addition, we continue to expend resources in the maintenance and enforcement of our intellectual property rights. Our management believes that our intellectual property assets put our company, or Two Way (US) if our merger is completed, in a position to be a part of the interactive content and interactive services businesses currently being developed.

        In addition to us licensing Two Way (US) our patents and TW Ltd. licensing its intellectual property and technology, each on a non-exclusive basis, as part of the agreements with TW Ltd. to create Two Way (US), we settled all outstanding claims with TW Ltd. and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to TW Ltd. in exchange for a royalty payment of a certain percentage of TW Ltd.'s world wide sales. Under the terms of the agreement, TW Ltd. will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, which was filed with the SEC on February 11, 2000 as Exhibit 2.5 to a Report on Form 8-K and which is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In January 2002, TW Ltd. paid us a royalty of $270,000 for the year ending December 31, 2001.

        In addition to the initial $500,000 invested by us in Two Way (US), we made additional investments in Two Way (US) in the form of $1,000,000 in loans during 2000 and $700,000 in loans through September 2001, and TW Ltd. made similar loans to Two Way (US). These loan amounts were converted into equity in Two Way (US) on September 10, 2001 at a price of $0.50 per share, resulting in 6,800,000 new shares of Two Way (US) common stock issued equally to us and TW Ltd. We made additional loans to Two Way (US) totaling $950,000 through December 31, 2001, and TW Ltd. made similar loans to Two Way (US). We and TW Ltd. each made additional loans of $175,000 in Two Way (US) through March 31, 2002. These loans are convertible into equity of Two Way (US) upon terms mutually agreeable to us and TW Ltd.

        We understand that Two Way (US)'s management is in discussions with a number of companies to obtain carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from us and from TW Ltd.. For example, Two Way (US) has announced an agreement with the Public Broadcasting Service to produce educational, fully interactive television games based upon PBS KIDS programs, has announced a partnership with Liberate Technologies to supply interactive games and entertainment to enhanced television subscribers as part of Liberate Technologies PopTV Variety Pack, has announced an affiliation agreement for the development and delivery of interactive TV games with Wink Communications, has announced an agreement to develop and deliver game based virtual channels with Game Show Network and has announced that it is joining forces with digeo, Inc. to create and deliver a suite of interactive game applications for deployment to customers in the United States. It is our belief that, whether or not the merger is completed, Two Way (US) will use our intellectual property and TW Ltd.'s technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

        In December 2000, we announced that we were negotiating the terms of a transaction with TW Ltd. and Two Way (US), the joint venture company owned equally by us and TW Ltd. On June 1, 2001, we announced that we and TW Ltd. had signed a merger agreement under which we would merge with Two Way (US), with Two Way (US) as the surviving corporation. The merger agreement was filed with the SEC by Two Way (US) on September 26, 2001, as Exhibit 2.1 to a Registration Statement on Form S-4 and is incorporated herein by reference. On March 21, 2002, our shareholders approved the merger and the merger agreement. If the merger is completed, we will merge into Two Way (US). All of the outstanding shares of our common stock will be converted into shares of Two Way (US) common stock, which is anticipated to be quoted on The Over-the-Counter Bulletin Board under the ticker symbol "TWTV.OB." Under the terms of the merger agreement, as amended, the merger is subject to customary closing conditions for the merger to be completed. While we believe that the merger will be completed, we cannot assure you that the merger will be completed.

Liquidity and Capital Resources

        We consummated a settlement agreement with our secured senior noteholders and have paid all undisputed claims under our confirmed plan of reorganization. A substantial portion of the proceeds received from the noteholders was allocated to pay creditors and a large portion of those funds were set aside in a reserve account for the payment of creditors whose claims we are continuing to dispute. As of December 31, 2001, the balance of these reserved funds was $5.7 million. As of March 15, 2002, the total of all allowed and disputed prepetition claims either allowed or disputed totaled approximately $5.7 million. The amount of funds available to us after resolution of contested claims with creditors will depend on the extent to which we are successful in substantially reducing, defeating or deferring payment of the claims we are contesting. In the event we are not successful in defeating, substantially reducing or deferring payment of these claims by creditors, our working capital requirements would need to be satisfied in part by external sources of financing to the extent revenues from exploitation of our patent portfolio are not sufficient. Certain investors have agreed to allow us to use funds committed in our financing completed in early 2001 by them to supplement our bankruptcy reserve account to provide for 100% of the remaining claims covered by this account under our confirmed plan of reorganization as of November 30, 2000 and to add funds thereafter on a monthly basis to retain the 100% coverage as interest accrues on certain of those claims, as applicable. By this arrangement, we have obtained an order of the Bankruptcy Court staying the enforcement of the National Datacast claim. The Bankruptcy Court entered the stay order on November 13, 2000. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100%. The approximately $800,000 at issue in National Datacast's cross appeal was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered. The only remaining claims, which are secured by the reserve account, are those of National Datacast (which is on appeal as discussed above) and Fish & Richardson (which is subject to a claim objection proceeding as discussed above). The claims were secured by a lien on the revenue arising from our intellectual property, but in accordance with our confirmed plan of reorganization, the lien was released because the reserve account is funded for 100% of remaining creditor claims. Since our last report, we have paid the claims of Equitable Life Assurance Society.

        Our current business plan is the combining of our intellectual property assets with our joint venture company, and the exclusive license from TW Ltd. for Canada and the U.S. through our proposed merger into Two Way (US). Although Two Way (US) has no current revenue and no assurance can be given that it will be profitable in the future, we feel that Two Way (US) will be successful in the future by contracting with content providers to create interactive programming and with cable and satellite operators to deliver interactive content to their subscribers. Our merger into Two Way (US) would combine the assets under one combined operating iTV and enhanced TV company for the Canadian and U.S. markets which is to be developed into a company with the intellectual property technology, know-how, and patent portfolio to enable others and itself to deploy, develop, and deliver industry related content and services, as well as work for hire consulting. In the event the merger is not consummated we plan to continue a strategy of exploiting our patent portfolio through negotiating favorable licensing with those companies actively involved in, or planning to enter into, the area of interactive advertising and/or the delivery, or production of interactive entertainment where we believe a license from us will be required to avoid their infringement upon one or more of our patents. Where we cannot make favorable agreements with companies whom we believe are infringing upon our intellectual property, it is management's intention to litigate that infringement to enforce and to protect our rights.

        Management intends to continue its patent development program and to continue to seek out mutually advantageous agreements with other related companies to form partnerships and alliances which will enhance the value of, and assist in exploiting, our technology. We continue to pursue our claims for patent infringement against Networks North, Inc. (formerly NTN Communications

Canada, Inc.) in Canada and intend to litigate these claims to full resolution. To date, we have incurred expenses of approximately $139,000 in connection with the pursuit of this claim. As is customary in Canada, we were also required by the Court to post a bond for approximately $27,000 to cover the defendant's legal costs in the case of an unfavorable decision against the plaintiff. We currently expect to incur aggregate additional expenses in excess of $80,000 in connection with the pursuit of this claim.

        Our working capital deficit as of December 31, 2001, was approximately $2.1 million, due in part to deferred legal fees owed in October 2002 and accounts payable and accrued liabilities. Our budget for 2002 contains expenses of approximately $3 million, including repayment of approximately $730,000 of debt due in 2002 and operational expenses of $1.3 million, which includes approximately $450,000 for overhead and salaries, approximately $330,000 for the estimated cost for keeping the bankruptcy reserve account fully funded and $340,000 for currently anticipated legal and professional expense. We currently expect our need for working capital for year 2002 to consist largely of general and administrative expenses, repayment of debt due in 2002 and professional fees as stated above. We currently expect revenues in 2002 to be insufficient to meet budgeted needs for cash and are in negotiations to secure outside sources of financing. In the event we do not secure adequate financing, our ability to meet our working capital needs could be seriously impaired.

        Financing Activities.    In the fiscal year ended December 31, 2001, we received $9,000 upon the exercise of stock options.

        During the period from June 27, 2001 through September 30, 2001, we raised a total amount of approximately $1,625,000 through the issuance to investors of convertible promissory notes. These promissory notes bear interest at the rate of 10% per year and are due one year from the date of each note. The promissory notes are convertible at the rate of $0.50 per share at the option of the holder into shares of our common stock at any time prior to the payment of the outstanding principal. Each $10,000 promissory note was issued with an investor stock purchase warrant to purchase up to 20,000 shares of our common stock. The warrants have a term of five years and an exercise price of $0.60 per share. This description is a general summary only and does not describe all the terms of this investment, which is governed by the 10% Convertible Promissory Notes and Common Stock Purchase Warrants. Copies of the forms of the 10% Convertible Promissory Notes and the Common Stock Purchase Warrants have been filed as Exhibits 10.20 and 10.21, respectively, to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001, and are incorporated herein by reference. Even with the proceeds from this offering, we currently expect revenues in 2002 to be insufficient to meet our cash needs and will need to secure other sources of outside financing. Such funds may not be available on acceptable terms, if at all. If we cannot raise or borrow the necessary additional funds on acceptable terms, we may not be able to operate our business as we currently anticipate or develop or enhance our intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

        We recognize that we will require additional financing to meet our budgeted needs for 2002.

Other Contingencies and Commitments

  1.
  Claims in Chapter 11 proceedings that we are contesting.

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

    Mr. Lockton has also sued certain of our directors in a separate action. Although we are not a party to the claims against the directors, we do have a potential obligation to indemnify our directors for claims raised in the suit. The trial court granted summary judgment in favor of the directors on three of the four causes of action. Mr. Lockton filed a motion to reconsider the ruling on the summary judgment motion and to stay the action pending appeal regarding that motion. In August, the trial court denied the motions by Mr. Lockton and reaffirmed the ruling on the summary judgment motion. The only remaining cause of action is for defamation. The suit was set for trial in February 2002, and the trial was later continued. In April 2002, as a result of mediation between the various parties to this suit, a binding settlement of all outstanding claims by Mr. Lockton against our directors was reached. That settlement is still in the process of being documented.

            (b)    National Datacast and other material claims.    We continue to dispute the claims of National Datacast, Inc. in our bankruptcy proceeding. As of December 31, 2001, National Datacast's claim, including accrued interest, totaled approximately $5.4 million. We appealed the July 2000 memorandum decision and on November 13, 2000, we obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. We filed our opening brief on March 6, 2001. National Datacast filed a cross appeal against us on issues on which the bankruptcy court found for us involving potential damages in the amount of approximately $800,000. The stay of enforcement of the judgment is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order, and have continued to keep it funded at 100% through December 31, 2001. The approximately $800,000 at issue in National Datacast's cross appeal was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered.

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

    Fish & Richardson filed a claim for $212,000 for prepetition legal services rendered to us. Fish & Richardson claims approximately $283,000 (including interest) as of December 31, 2001. We contend that we owe Fish & Richardson substantially less, if anything at all. We recently filed an objection to Fish & Richardson's claim. At a status conference on March 30, 2001, the bankruptcy court set trial on this dispute for September 4-5, 2001, and the trial later was continued. The Fish & Richardson claim is covered by the reserve account.

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

        2.    Contractual Commitments.    The Bankruptcy Code contemplates that a debtor in Chapter 11 proceedings may identify executory contracts that it intends to assume as a part of its plan of reorganization. Executory contracts that are not expressly assumed are deemed rejected, and the only remedy of the other party to the contract is to pursue a claim for damages for breach of contract following confirmation of the Plan of Reorganization. As previously disclosed in our Annual Report and Proxy Statement for our special meeting on March 31, 1999, we assumed certain obligations under existing contracts, including a 1992 Stock Purchase Agreement with Gannett Co., Inc. and a 1992 know-how license agreement with TW Ltd. (the latter having been terminated under our Termination and License Agreement with TW Ltd. in January 2000). We have treated obligations we had to TCI, NBC, Sprint and Motorola as terminated under the Settlement Agreement. In addition, we did not assume several contractual arrangements that had not been operative for many years. If at some future date the other party to one of those arrangements should seek to assert that the arrangement was still in effect on the date of confirmation of our plan of reorganization, we will review the matter and take such steps as we consider appropriate to recognize or disavow the contract in a manner that will be in our best interest.

        3.    Two Way (US) Joint Venture.    As discussed above, we formed a joint venture with TW Ltd. and for $500,000 purchased one half of the capital stock of Two Way (US), the joint venture company. We currently expect that Two Way (US) will develop, market and supply digital (as well as analog) interactive and related services, products and technology in the United States and Canada. As a significant shareholder of Two Way (US), our revenues are affected by Two Way (US)'s revenues. To date, Two Way (US) has generated no revenues, and we have no assurance that Two Way (US) will ever generate revenues. Although we have no obligation to provide further funds to Two Way (US), in addition to the initial $500,000 invested by us in Two Way (US), we made additional investments in Two Way (US) in the form of $1,000,000 in loans during 2000 and $700,000 in loans through September 2001, and TW Ltd. made similar loans to Two Way (US). These loan amounts were converted into equity in Two Way (US) on September 10, 2001 at a price of $0.50 per share, resulting in 6,800,000 new shares of Two Way (US) common stock issued to each of us and TW Ltd. We made additional loans to Two Way (US) totaling $950,000 through December 31, 2001, and TW Ltd. made similar loans to Two Way (US). We and TW Ltd. each made additional loans of $175,000 in Two Way (US) through March 31, 2002. These loans are convertible into equity of Two Way (US) upon terms mutually agreeable to us and TW Ltd. Because we have no assurance that Two Way (US) will generate revenues and be profitable in the future, we wrote our investment in Two Way (US) down to zero.

        We have licensed Two Way (US) the non-exclusive use of our patents and other intellectual property for the United States and Canada. TW Ltd. also licensed to Two Way (US) certain intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis. Additionally, as part of the agreements with TW Ltd. to create Two Way (US), we settled all outstanding claims with TW Ltd. and entered into a separate worldwide license agreement that exclusively licenses our intellectual property in countries other than the United States and Canada to TW Ltd. in exchange for a royalty payment of a certain percentage of TW Ltd.'s world wide sales. Under the terms of the agreement, TW Ltd. will pay us a royalty of 3% of worldwide Gross Profits (as defined in the Termination and License Agreement dated as of January 31, 2000, which was filed with the SEC on February 11, 2000, as Exhibit 2.5 to a Report on Form 8-K and is incorporated herein by reference), with a minimum annual royalty of no less than $250,000 by January 31, 2001, with the minimum royalty payment increasing by at least eight percent (8%) each year thereafter. In January 2002, TW Ltd. paid us a royalty of $270,000 for the year ending December 31, 2001.

        We understand that Two Way (US)'s management is in discussions with a number of companies to obtain carriage and content agreements to deliver and create interactive entertainment under the licensing it has received from us and from TW Ltd.. For example, Two Way (US) has announced an agreement with the Public Broadcasting Service to produce educational, fully interactive television games based upon PBS KIDS programs, has also announced a partnership with Liberate Technologies to supply interactive games and entertainment to enhanced television subscribers as part of Liberate Technologies PopTV Variety Pack, has announced an affiliation agreement for the development and delivery of interactive TV games with Wink Communications and has announced an agreement to develop and deliver game based virtual channels with Game Show Network. It is our belief that, whether or not the merger is completed, Two Way (US) will use our intellectual property and TW Ltd.'s technology to become an active participant in the interactive television and broadband market in the U.S. and Canada.

        As discussed above in the overview to the Management's Discussion and Analysis, we are in the process of merging with our joint venture company, Two Way (US). On March 21, 2002, our shareholders approved the merger and the merger agreement. If the merger is completed, we will merge into Two Way (US). All of the outstanding shares of our common stock will be converted into shares of Two Way (US) common stock, which is anticipated to be quoted on The Over-the-Counter Bulletin Board under the ticker symbol "TWTV.OB." Under the terms of the merger agreement, as amended, the merger is subject to customary closing conditions for the merger to be completed. While we believe that the merger will be completed, it remains possible that the merger will not take place.

        4.    Legal expenses.    We incurred legal expenses reflected on previous balance sheets of $957,775 prior to confirmation of our bankruptcy reorganization plan on April 22, 1999, which became payable on April 22, 2000, subject to Bankruptcy Court approval. We also incurred post-confirmation legal expenses, principally in preparing and litigating objections to claims filed in the bankruptcy proceeding and for general corporate matters, on which a balance of $684,520 remained unpaid as of December 31, 2001. On June 30, 2001, the Bankruptcy Court approved pre-confirmation fees owed of $932,775, and we paid $500,000 to our counsel as partial payment of the principal and interest owed on such pre-confirmation fees. We have amended our previous agreement with our counsel for payment of the remaining amount on the following terms: the remaining preconfirmation legal fees of $494,517 is included in a new promissory note from us to Morrison & Foerster llp, along with the $684,520 owed to our counsel for post-confirmation expenses. Interest is accruing on the $494,517 of pre-confirmation expenses as of July 1, 2001 at 1% per annum over Bank of America's prime rate. We have paid approximately $62,000 in interest on these deferred pre-confirmation legal fees as of December 31, 2001. Interest has been accruing on the $684,520 in post-confirmation expenses as of October 15, 2000 at 1% per annum over Bank of America's prime rate. We have incurred approximately $75,000 of accrued interest expense on these deferred post-confirmation legal fees as of December 31, 2001. Repayment of principal and interest on this promissory note is required to commence on October 15, 2002, and will be paid in 24 equal monthly installments each consisting of 1/24th of the aggregate of the unpaid principal amount under the promissory note and the unpaid interest accrued through September 30, 2002. The interest accruing on this promissory note after October 1, 2002, will be paid with such equal monthly installments. We also amended the warrant previously issued to our counsel to, among other things, reflect a revised warrant exercise price of $0.69, which was 101% of the average closing price of our common stock for the 20 days prior to the date of the issuance of the revised warrant. In addition to the legal expenses discussed above, through December 31, 2001, contingent legal expenses in the amount of approximately $1.15 million have been incurred by us in contesting claims in the Bankruptcy Court, which we will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to the contested claim of National Datacast, or, if an appeal is not pursued, through cancellation of the unscheduled contingent legal expenses by exercise of a warrant issued on similar terms as the warrant described above.

Results of Operations

        Revenues.    In 2001, we recorded a royalty fee of $270,000, due from TW Ltd., which we received in January. In 2000, we recorded a royalty fee of $250,000 from TW Ltd., which we received in March 2001. We had no revenues from operations for the year ended December 31, 1999.

        General and administrative expenses.    The Company incurred general and administrative expenses of $1.0 million for the year ended December 31, 2001, which consisted primarily of $55,000 related to professional fees for accounting and audit services, $25,000 of professional services related to market research, PR and litigation support, $20,000 of professional advisory fees and $50,000 related to proxy solicitation, SEC compliance, shareholder relations and our special meeting regarding the merger in 2002. Other operating expenses included legal expense of $275,000 related to general corporate matters, including merger expenses and litigation related to bankruptcy claims that we continue to dispute, and $300,000 of payroll and related expenses. The decrease of $870,000 from the $1.87 million for the year ended December 31, 2000 was primarily due to reduced legal fees. The increase of $560,000 for the year ended December 31, 2000 from the $1.32 million for the year ended December 31, 1999 was primarily due to $390,000 of professional advisory services not incurred in prior year, $84,000 increase over prior year payroll expenses, and $71,000 of increases expense related to legal fees related to litigation.

Other income and expense

        Interest Income.    Our interest income for the year ended December 31, 2001, was approximately $233,000, which consisted primarily of interest earned on proceeds from the settlement with the settling parties. The decrease of $174,000 from the year ended December 31, 2000 was primarily due to the decreased amount remaining in our reserve account. Our interest income for the year ended December 31, 2000, was approximately $407,000, which also consisted primarily of interest earned on proceeds from the settlement with the settling parties. The increase of $137,000 from $270,000 for the year ended December 31, 1999, was primarily due to the interest received on the proceeds from the settlement.

        Interest expense.    Our interest expense for the year ended December 31, 2001, 2000 and 1999 was approximately $623,000, $548,000 and $458,000, respectively. Interest expense for 2001, 2000 and 1999 was related to interest accrued to unsecured creditors as part of our bankruptcy reorganization.

        Other Income.    In 2001 and 2000, we recorded no other income. In 1999, we recorded other income of approximately $141,000, which consisted of checks written to other unsecured creditors in our bankruptcy, which were returned for various reasons. After performing the actions and waiting for the amount of time specified by our counsel, we redeposited these checks and accounted for these funds as other income.

        Litigation Settlement.    No settlement was received in either 2001 or 2000. We did, however, incur additional losses of $52,000 and $1.9 million in 2001 and 2000, respectively, resulting from increased claims by unsecured creditors that were approved by the Bankruptcy Court. We received $10.4 million from the settling parties upon the consummation of the Settlement Agreement during the year ended December 31, 1999.

        Reorganization Expenses.    We had reorganization expenses for the years ended December 31, 2001, 2000 and 1999 of approximately $169,000, $464,000 and $865,000, respectively. These expenses were directly related to our Chapter 11 bankruptcy reorganization, entered into as a condition to the consummation of the Settlement Agreement, the litigation and other expenses incurred in contesting claims in our bankruptcy reorganization, which is still ongoing.

Item 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Interactive Network, Inc.:

I have audited the accompanying balance sheet of Interactive Network, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to report on these financial statements based on the results of my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows of the years ended December 31, 2001 and December 31, 2000 in conformity with generally accepted accounting principles.

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

/s/ Marc Lumer
Marc Lumer & Company

San Francisco, California

April 15, 2002

INTERACTIVE NETWORK, INC.
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS
Current assets:
Restricted cash	$5,721,832	$5,609,735
Cash	113,797	685,168
Royalty fee receivable	270,000	250,000
Prepaid expenses and other current assets	0	47,218

Total current assets	6,105,629	6,592,121
Deposits	3,430	3,220

Total assets	$6,109,059	$6,595,341

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$714,761	$443,952
Deferred legal fees—current portion	0	957,775
Promissory note—current portion	1,780,907	85,565
Liabilities subject to compromise	5,685,251	5,503,263

Total current liabilities	8,180,919	6,990,555
Promissory note—net of current portion	1,212,148	598,955

	$9,393,067	$7,589,510

Commitments and Contingencies (Notes 7, 8 and 11)
Shareholders' equity (deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2001 and 2000	0	0
Common stock, no par value, 150,000,000 shares authorized; 43,119,277 and 43,019,277 shares issued and outstanding as of December 31, 2001 and 2000, respectively	145,883,986	145,874,986
Accumulated deficit	(149,167,994)	(146,869,155)

Total shareholders' equity (deficit)	(3,284,008)	(994,169)

Total liabilities and shareholders' equity (deficit)	$6,109,059	$6,595,341

See accompanying notes to financial statements.

INTERACTIVE NETWORK, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
Royalty fees	$270,000	$250,000	$0

General and administrative expenses	1,008,502	1,873,168	1,317,182

Loss from operations	(738,502)	(1,623,168)	(1,317,182)
Other (income) and expense
Interest income	(233,308)	(406,738)	(270,373)
Interest expense	623,027	547,913	458,000
Other (income)	0	0	(141,273)
Net loss from investment in affiliate accounted for by the equity method	950,000	1,170,857	0
Allowance for investment in affiliate	0	329,143	0
Litigation (settlement) expense	51,668	1,873,273	(10,375,380)

Other (income) and expense, net	1,391,387	3,514,448	(10,329,026)

Income (loss) before reorganization expenses	(2,129,889)	(5,137,616)	9,011,844
Reorganization expenses	168,950	464,420	864,928

Net income (loss)	$(2,298,839)	$(5,602,036)	$8,146,916

Basic net income (loss) per share	$(0.05)	$(0.14)	$0.23

Fully diluted net income (loss) per share	$(0.05)	$(0.14)	$0.22

Shares used in basic per share calculation	43,038,729	40,048,468	35,515,617

Shares used in fully diluted per share calculation	43,038,729	40,048,468	37,574,827

See accompanying notes to financial statements.

INTERACTIVE NETWORK, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock
			Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
Balances as of December 31, 1998	30,840,441	$103,281,755	$(149,414,035)	$(46,132,280)
Net Income			8,146,916	8,146,916
Exercise of Stock Options	200,000	20,106	0	20,106
Conversion of Notes Payable into Common Stock	7,814,589	39,072,949	0	39,072,949

Balances as of December 31, 1999	38,855,030	$142,374,810	$(141,267,119)	$1,107,691
Net loss	0	0	(5,602,036)	(5,602,036)
Sale of Common Stock	2,600,913	3,350,837	0	3,350,837
Cost of Stock Issuance	0	(46,161)	0	(46,161)
Exercise of Stock Options	1,563,334	195,500	0	195,500

Balances as of December 31, 2000	43,019,277	$145,874,986	$(146,869,155)	$(994,169)
Net loss	0	0	(2,298,839)	(2,298,839)
Exercise of Stock Options	100,000	9,000	0	9,000

Balances as of December 31, 2001	43,119,277	$145,883,986	$(149,167,994)	$(3,284,008)

See accompanying notes to financial statements.

INTERACTIVE NETWORK, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,298,839)	$(5,602,036)	$8,146,916
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reorganization expenses	0	464,420	864,928
Loss from investment in affiliate	1,279,143	1,170,857	0
Allowance for investment in affiliate	(329,143)	329,143	0
Changes in operating assets and liabilities:
Royalty fee receivable	(20,000)	(250,000)	0
Prepaid expenses and other assets	47,009	31,358	(3,540)
Accounts payable	270,809	(170,125)	614,077
Accrued liabilities to officer	0	(3,600)	3,600
Deferred legal fees and promissory notes	(274,240)	261,008	0
Liabilities subject to compromise	427,098	2,908,538	0

Net cash provided by (used in) operating activities before reorganization items	(898,163)	(860,437)	9,625,981
Payments to unsecured creditors	(245,111)	(2,420,993)	(2,370,531)

Net cash provided by (used in) operating activities	(1,143,274)	(3,281,430)	7,255,450

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Investment in Two Way TV (US)	(1,700,000)	(500,000)	0
Promissory note receivable from Two Way TV (US)	750,000	(1,000,000)	0

Net cash used in investing activities	(950,000)	(1,500,000)	0

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Sale of common stock, net	0	3,304,676	0
Sale of convertible debt	1,625,000	0	0
Exercise of stock options	9,000	195,500	20,106

Net cash provided by financing activities	1,634,000	3,500,176	20,106

Increase (decrease) in cash	(459,274)	(1,281,254)	7,275,556
Cash at beginning of year	6,294,903	7,576,157	300,601

Cash at end of year	$5,835,629	$6,294,903	$7,576,157

Supplemental disclosure of cash flow information:
Income taxes paid	$800	$4,000	$800

Interest paid	$61,742	$123,113	$0
Non-Cash Items:
Conversion of notes payable into common stock	$0	$0	$39,072,949

See accompanying notes to financial statements.

INTERACTIVE NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1    ORGANIZATION

Interactive Network, Inc. (the "Company") was incorporated in California on November 10, 1986, to engage in the design, development, and marketing of a subscription-based interactive television entertainment system.

The Company does business in the state of California.

NOTE 2    REORGANIZATION AND BASIS OF REPORTING

In August of 1995, the Company commenced litigation (the "Litigation") against certain shareholders and their affiliated entities (the "Settling Parties"). The Litigation arose in relation to the use of the Company's intellectual property as collateral for secured loans made to the Company. See Note 13 for additional information.

On July 10, 1998, the Company and the defendants in the Litigation, the Settling Parties, entered into an agreement (the "Settlement Agreement") whereby the Company filed a petition under Chapter 11 of the Bankruptcy Code in the U.S. Court for the Northern District of California on September 14, 1998 (the "Petition Date"). Under the terms of the Settlement Agreement, upon entry by the Bankruptcy Court of a final non-appealable order confirming the Company's Plan of Reorganization (the "Plan"), the Settlement Agreement was consummated and the Company was paid $10 million (plus accrued interest thereon, which approximates $375,380). Additionally, the Settling Parties paid an amount of $2.5 million directly to the Company's attorneys in respect of the Company's legal fees associated with the Litigation. Security interests in the Company's assets were released and 7,814,589 shares of the Company's common stock were issued in conversion of outstanding debt held by the Settling Parties in the amount of $39.1 million, of which $26.5 million represents the principal amount and $12.6 million represents accrued interest, as of February 25, 1998 (when interest ceased to accrue under terms of the Settlement Agreement). In addition, the Settlement Agreement includes releases of the Settling Parties by the Company and releases of the Company by each of the Settling Parties with respect to the Litigation and any other preexisting claims or contracts, including the cancellation of outstanding warrants.

The Company's Plan under Chapter 11 was filed on December 22, 1998, and the First Amendment to the Plan was filed on February 18, 1999, providing for payment in full to all of the Company's creditors on their allowed claims. The final date for filing claims was January 19, 1999, at which time non-duplicative claims totaling approximately $13.7 million were filed or scheduled (not including the claims of the Settling Parties). Under the Plan, the Company intends to pay in full allowed claims, has paid $5.4 million in allowed claims, and believes that (in addition to expenses of administration of approximately $500,000) there are no more than approximately $5.7 million in allowed claims plus certain accrued interest, although the final figure is subject to the claims objection and allowance procedures under Chapter 11. The Bankruptcy Court commenced a hearing on confirmation of the Plan on February 18, 1999. The hearing was completed in March 1999, and the Plan was confirmed on April 12, 1999.

Liabilities subject to compromise presented in the accompanying balance sheet represent the Company's estimate of pre-petition liabilities allowed as of December 31, 2001 and 2000, subject to adjustment in the reorganization process (see Note 7). Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Although the Plan was confirmed, the Company is still disputing the claims of certain creditors, and such claims are considered Liabilities Subject to Compromise herein. The Company has also settled with many of its creditors and repaid those amounts in 2001, 2000 and 1999.

NOTE 3    GOING CONCERN

The accompanying financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to the filing, realization of assets and satisfaction of liabilities is subject to uncertainty. Resolution of disputed liabilities could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities.

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

The Company's business plan is to concentrate on further development and exploitation of its patent portfolio through licenses, joint ventures or other methods that will not involve substantial capital requirements or large overhead expenses for the Company. The Company does not intend to engage in the manufacture or sale of product involving its patents, which would require investment in plant, equipment or inventories, and believes that the cash it received under the Settlement Agreement will, after paying its creditors under the Plan, be inadequate to supply any necessary working capital during fiscal 2002. Additional working capital will be necessary to meet the contemplated cash needs. In the event that the Company completes its acquisition of and merger with Two Way TV (US), the newly existing company may develop, market and sell products relating to the Company's patents. Additional working capital will be necessary to meet the potential cash needs.

NOTE 4    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fair Value of Financial Instruments

        The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," defines the fair values of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2001 and 2000, the fair values of the Company's cash, other current assets and other accrued liabilities approximate their carrying value due to their short maturity. As stated in Note 7, certain accounts payable and accrued liabilities are included amongst liabilities subject to compromise as of December 31, 2001 and 2000. Accordingly, the fair value of these items is not readily determinable.

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

  Concentration of Risk

        The Company places its cash and temporary cash investments with well-established financial institutions. At December 31, 2001 and 2000, and periodically throughout the years, such cash balances were in excess of FDIC insurance limits.

  Restricted Cash

        Restricted cash balances as of December 31, 2001 and 2000 represent cash in a reserve account held for settlement of claims from the Company's creditors (See Note 7).

  Per Share Information

        Basic and diluted net income (loss) per share are computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share does not include the effect of the following contingently issuable shares because their effects are antidilutive.

	December 31
	2001		2000
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Stock options outstanding	3,275,000	$0.65	3,437,500	$0.64
Shares issuable upon the conversion of convertible notes	3,250,000	$0.60	0	$0.00
Shares issuable upon the exercise of warrants	5,791,672	$1.17	2,541,672	$1.90

	12,316,672		5,979,172

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

  Stock Option Plan

        The Company has adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principals Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and provide pro forma net income disclosures for employee stock option grants made as if the fair value based method defined in SFAS

No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Reclassification of Financial Statement Presentation

        Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 financial statement presentation. Such reclassifications have had no effect on net income or gross margin as previously reported.

  Reorganization Expenses

        Reorganization expenses recorded in 2001, 2000 and 1999 consist of professional fees paid or incurred for legal services related to the Company's reorganization.

  Comprehensive Income/Loss

        The Company has no significant components of other comprehensive income or loss.

  Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended by SFAS No. 137 and No. 138 in June 1999 and June 2000, respectively. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the financial position or results of operations of the Company.

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "REPORTING ON COSTS OF START-UP ACTIVITIES," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has determined that the adoption of the SOP did not have an effect on its financial statements.

        In June of 2001, the American Institute of Certified Public Accountants issued SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," which requires companies to test their intangible assets annually for impairment beginning in years ending after December 31, 2001. The Company does not have any intangible assets affected by SFAS No. 142.

NOTE 5    ROYALTY FEE RECEIVABLE

        The Company entered into a worldwide license agreement that exclusively licenses its intellectual property in countries other than the United States and Canada to Two Way TV Ltd. in exchange for a royalty payment of a certain percentage of Two Way TV Ltd.'s world wide sales. Under the terms of the agreement, Two Way TV Ltd. will pay the Company a royalty of 8% of worldwide Gross Profits, with a minimum annual royalty of no less than $270,000 by January 31, 2002. Two Way TV Ltd. paid the Company a royalty of $270,000 for the year ending December 31, 2001, which is reflected on the accompanying financial statements as a royalty fee receivable.

NOTE 6    INVESTMENTS IN SIGNIFICANT AFFILIATE, AT EQUITY

        The Company owns 50% of the outstanding capital stock of Two Way TV (US), Inc. ("Two Way TV (US)"), a corporate joint venture between the Company and Two Way TV Limited ("Two Way TV"). Two Way TV (US)'s offices are located at 6300 Wilshire Boulevard—Suite 1750, Los Angeles, CA 90010. Two Way TV (US) operates in the United States and Canada using technology licensed by the Company and Two Way TV.

        Both the Company and Two Way TV made equity investments in the joint venture of $500,000 and loans to the joint venture of $1,000,000 during 2000. In 2001, each of the Company and Two Way TV made additional loans to the joint venture totaling $950,000. On September 10, 2001 each shareholder converted $1,700,000 of its outstanding loans to 3,400,000 shares of Two Way TV (US)'s common stock. Each shareholder reserves the right to convert the remaining loans to equity in Two Way TV (US) in the future at terms to be determined and agreed upon at a later date by the Company and Two Way TV. Because all loans by the Company to Two Way TV (US) are convertible into shares of Two Way TV (US) common stock, the loans have no stated interest rate and the Company does not accrue interest income on the loans.

        Condensed financial data of Two Way TV (US) for the year ended December 31, 2001 follows:

SUMMARY OF OPERATIONS
Revenues	$155,666
Costs and expenses (net)	2,663,398
Loss before income taxes	(2,527,732)
Income taxes	800
Net loss	(2,528,532)
Interactive Network's equity in net loss	(1,264,266)
BALANCE SHEET DATA
ASSETS
Current assets	$120,176
Non-current assets	409,018

Total assets	$529,194
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities	$599,036
Long-term debt	0
Other non-current liabilities	320,939
Shareholders' deficit	(390,781)

Total liabilities and shareholders' deficit	$529,194

        The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the operating ventures, which is the lowest level of cash flow information available. During the year ended December 31, 2001, the Company recorded a write-off of approximately $ 950,000, which represented the net balance of certain investments in and advances to Two Way TV (US), which were stated in excess of their net realizable value. The total charge was classified in the statement of operations as "Net loss from investment in affiliate accounted for by the equity method."

NOTE 7    LIABILITIES SUBJECT TO COMPROMISE

        Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date which are subject to settlement under the Plan. These liabilities were transferred from their respective pre-petition balance sheet accounts to liabilities subject to compromise. Certain pre-petition liabilities have been approved by the Bankruptcy Court for payment and to the extent not paid, are included in accrued expenses and other payables as of December 31, 2001 and 2000. Liabilities subject to compromise are summarized as follows:

	2001	2000
Secured notes and accrued interest	$282,688	$513,088
Accounts payable and accrued expenses	5,402,563	4,990,175

	$5,685,251	$5,503,263

        At December 31, 2001, $5,721,832 of the Company's cash was in a reserve account held for settlement of claims from creditors.

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

        The Company had excluded certain amounts from the total claim of the Shareholder in arriving at the amount included as an allowed claim as of December 31, 1999. Amounts accrued under the deferred compensation-noncompetition agreement as of December 31, 1999, reflect the amounts due at that date under the agreement. The Shareholder's claim included an additional amount of $1 million for interest and penalties on payments due under this agreement during the period January 1, 1999 to December 31, 2002, which had not been accrued as of December 31, 1999. The claim of the Shareholder was settled in 2000.

        The Company will continue to negotiate with creditors to reconcile claims filed with the Bankruptcy Court to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability, if any, as the amounts become subject to reasonable estimation. Additional bankruptcy claims and pre-petition liabilities may arise from the rejection of executory contracts and unexpired leases, resolution of contingent and unliquidated claims and the settlement of disputed claims. Under the Plan, the outcome of the claims review and objection process may materially change the amounts and terms of pre-petition liabilities. Consequently, the amounts included in the balance sheets liabilities subject to compromise may be subject to future adjustment.

NOTE 8    LONG TERM DEBT

        Long-term debt at December 31, 2001 was as follows:

Promissory note—prime + 1%	$1,179,037
Convertible notes—10%	1,625,000
Accrued interest	189,018

Less current portion	(1,780,907)

Total long-term debt	$1,212,148

        In September 2001 the Company amended its previous agreement with its counsel for payment of the remaining amount of unpaid legal fees on the following terms: the remaining pre-confirmation legal fees of approximately $494,517 is included in a new promissory note from the Company to Morrison & Foerster, along with the approximately $684,520 owed to legal counsel for post-confirmation expenses. Interest is accruing on the $494,517 of pre-confirmation expenses as of July 1, 2001 at 1% per annum over Bank of America's prime rate. The Company has paid approximately $62,000 in interest and incurred approximately an additional $41,500 of interest expense on these $684,520 in post-confirmation expenses as of October 15, 2001 at 1% per annum over Bank of America's prime rate. Repayment of principal and interest on this promissory note is required to commence on October 15, 2002, and will be paid in 24 equal monthly installments each consisting of 1/24th of the aggregate of the unpaid principal amount under the promissory note and the unpaid interest accrued through September 30, 2002. The interest accruing on this promissory note after October 1, 2002, will be paid with such equal monthly installments.

        The Company also amended the warrant previously issued to Morrison & Foerster to, among other things, reflect a revised warrant exercise price of $0.69, which was 101% of the average Closing Price for the 20 days prior to the date of the issuance of the revised warrant.

        In addition to the foregoing legal expenses, through December 31, 2001, contingent legal expenses in the amount of approximately $1.15 million have been incurred by the Company in contesting claims in the Bankruptcy Court, which the Company will be obligated to pay only out of savings realized from a successful reversal or reduction on appeal of awards granted by the Bankruptcy Court with respect to the contested claim of National Datacast, or, if an appeal is not pursued, through cancellation of the unscheduled legal expenses by exercise of a warrant issued on similar terms as the warrant described above.

        In the second quarter of 2001, the Company raised $1.625 million through the sale of 162.5 units to private investors pursuant to 10% Convertible Promissory Notes and Common Stock Purchase Warrants. Each unit consists of (i) a $10,000 convertible promissory note bearing interest at 10% per annum that is convertible into its common stock at the rate of $0.50 per share, and (ii) a five year warrant to purchase 20,000 shares at an exercise price of $0.60 per share.

        The issuance of convertible debt securities by the Company with a detachable conversion feature did not create a "beneficial conversion feature" because of the conversion price ($.60) was not "in-the-money at the commitment date." As described in EITF 98-5, the debt was therefore accounted for in accordance with APB Opinion 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS," Paragraph 16. The Company determined that the portion of the proceeds from the issuance allocable to the warrants is de minimus, and therefore the entire proceeds were treated as debt.

NOTE 9    INCOME TAXES

        The Company filed federal and state income tax returns for the years ended December 31, 1994 through 1998 and paid the corresponding state minimum taxes in 2000. As of December 31, 2001, the Company had approximately $117 million and $42 million of federal and California net operating losses, respectively. The Company also had approximately $633,000 of federal research and experimentation credit carryforwards, respectively.

        The Company has not determined whether the reorganization or lack of proper filing of income tax returns from December 31, 1993 through December 31, 1998 has caused the Company to forfeit its net operating loss carryforwards.

        Should the net operating losses and credits described above be available for use, such carryforwards may be restricted in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company did have such a change in July 1989, and again in November 1991, subjecting $13.9 million of its net operating loss carryforwards to an annual limitation not to exceed $1.6 million. The Company has not determined whether an ownership change has occurred after December 31, 1993. Further, Section 382 provides that in the event the Company ceases its trade or business, its net operating losses and credit carryforwards would be forfeited.

        There are sufficient net operating loss carryforwards to offset any taxable income in 2001.

        SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

        Minimum income and franchise taxes for the State of California were provided for at December 31, 2001 and 2000.

NOTE 10    LEASES

        The Company leases its office facility under a lease that expires July 31, 2002. The facility lease is an operating lease, and rent expense for the years ending December 31, 2001 and 2000 was $39,000 and $20,165, respectively.

        Future minimum lease payments under the lease for years ending after December 31, 2001 are $21,000 for 2002.

NOTE 11 COMMON STOCK

          The Company has reserved a total of 5,000,000 shares of common stock for issuance under its 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan, adopted by the Board of Directors on February 26, 1999, and by the shareholders on March 31, 1999, with the increase of shares reserved under the 1999 Plan from 3,650,000 to 5,000,000 approved by the shareholders on June 30, 2000, provides for the granting of incentive stock options to employees (including officers) and nonqualified stock options to employees, non-employee directors and consultants, at prices not less than 100% and 85% of the fair market value of the Company's common shares for incentive and nonqualified stock options, respectively, at the grant date. Incentive and nonqualified stock options may have terms of up to 10 years and vest over periods determined by the Board of Directors. Options generally vest ratably over a 3- or 4-year period unless as otherwise specified by the Board of Directors. All options granted in 2001 vested immediately. The 1999 Plan has a term of 10 years. 1,675,000 options are available for grant under this plan as of December 31, 2001.

          The Company had reserved 5,000,000 shares of common stock for issuance under the 1988 Stock Option Plan (the "1988 Plan"). The 1988 Plan expired in September 1998, but some options granted under that plan remain outstanding.

          1988 Plan options outstanding as of December 31, 2001, are as follows:

Exercise Price	Number of Outstanding Options	Weighted-Average Remaining Contractual Life (in Years)	Number of Options Vested
$0.21	900,000	1.75	900,000

	900,000		900,000

          On October 22, 2001, the Company issued Mr. Bruce Bauer 100,000 shares of its common stock upon his exercise of his stock option for those shares for $9,000 at the exercise price.

          Options exercisable under the 1988 Plan as of December 31, 2001, and 2000 were 900,000, and 1,000,000, respectively, with weighted-average exercise prices of $0.21 and $0.20, per share, respectively. The weighted-average grant date fair value of options granted in 2001 and 2000 was $0.21 and $0.31, respectively. No options were granted under the 1988 Plan in 2001 or 2000 as the 1988 Plan expired in September 1998.

          The Company has taken the position that the options granted to the Shareholder in 1995 were not authorized under the 1988 Plan, as amended in 1995, because the number of options granted exceeded the allowed maximum for a single grant in any one year. In addition, the Company maintains that 2,456,398 options that were held by the Shareholder expired in 1998 because they were not exercised within the time allowed after the Shareholder ceased to be an employee of the Company. In September 2000, the bankruptcy court held that the Shareholder had the right to exercise options to purchase 900,000 shares of the Company's common stock at $0.09 per share. The Company registered those shares and issued them to the Shareholder in December 2000.

          The options activity under the 1999 Plan is summarized, as follows:

	Shares	2001 Weighted Average Exercise Price	Shares	2000 Weighted Average Exercise Price
Outstanding at beginning of year	2,437,500	$0.82	2,737,500	$0.75
Granted	287,500	1.14	300,000	1.49
Cancelled	(350,000)	1.17	(600,000)	0.84

Outstanding at end of year	2,375,000	$0.81	2,437,500	$0.82

Options exercisable at year-end	2,375,000		2,437,500
Weighted average grant-date fair value of options granted during the year whose exercise price equaled market price on date of grant		$1.14		$1.49

          Under the 1999 Plan, no options were granted during 2001 or 2000 whose exercise price was greater or less than market price on the date of grant.

          The following table summarizes information about stock options outstanding at December 31, 2001 under the 1999 Plan:

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42—1.01	1,787,500	3.6 years	$0.64	1,787,500	$0.64
$1.47—1.50	300,000	2.5 years	1.49	300,000	1.49
$1.14—	287,500	4.1 years	1.14	287,500	1.14

$0.42—$1.50	2,375,000	3.5 years	$0.81	2,375,000	$0.81

          The fair value of options granted under the 1999 Plan during the years ended December 31, 2001 and 2000 is estimated on the date of grant using the Black-Scholes model with the following assumptions: no dividend yield, risk-free interest of 6.0%, and expected lives of 5 years. The volatility assumption for the options granted in 2001 was 339%, and in 2000 139% was used.

          The Company uses the intrinsic value-based method under APB Opinion No. 25, in accounting for its employee stock-based compensation plans and, accordingly, no compensation cost has been recognized for stock options granted to employees in the accompanying financial statements. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS No. 123, "ACCOUNTING

  FOR STOCK-BASED COMPENSATION," the Company's net income (losses) for the years ended December 31, 2000, 1999 and 1998, would have been:

	Years Ended December 31
	2001	2000	1999
Net income (loss)—as reported	$(2,298,839)	$(5,602,036)	$8,146,916
Net income (loss)—pro forma	$(2,545,436)	$(5,847,556)	$6,991,552
Basic and diluted net loss per share—as reported	$(0.05)	$(0.14)	$0.23
Basic and diluted net loss per share—pro forma	$(0.06)	$(0.15)	$0.19

          A shareholder holds warrants to purchase the Company's common stock dependent upon meeting certain performance criteria in offering television programming identifying the Company's interactive games. The warrants specify that the shareholder can purchase approximately 25% of the Company's common stock outstanding at the time of exercise in three installments of 5%, 10%, and 10% after satisfying each of three separate performance criteria. In 1994, the Board of Directors amended the original warrant agreement to establish an exercise price for the original warrants of either $8.50 per share or 75% of the then current market price of common stock, and to grant to the shareholder an additional warrant to purchase 200,000 shares of common stock at an exercise price of $5.875. The 25% warrants contain certain antidilution provisions and terms of four, five and six years commencing when the performance criteria for the first warrant are satisfied. Accordingly, if and when it becomes probable that this shareholder will satisfy any of the three separate performance criteria, the Company will recognize expenses relating to the respective differences between the warrant exercise prices of the shares and their then fair market value. As of December 31, 2001, none of these warrants have been exercised, and no common stock has been issued in relation to these warrants. It is expected these warrants will be canceled as part of the Settlement Agreement.

          Warrants for 234,753 shares of common stock with exercise prices ranging from $2.86 to $4.80 per share were assumed under the plan of reorganization. These warrants expired on March 30, 2000.

          The Company issued to its counsel a warrant exercisable in whole or in part from time to time for 5 years, to purchase sufficient shares of the Company's common stock to enable the warrant holder, by tender of the warrant in satisfaction of certain indebtedness (and any indebtedness incurred in appealing Bankruptcy Court awards), to extinguish such indebtedness in full. As of December 31, 2001, the Company's counsel was entitled to purchase approximately 3,770,500 warrants at an exercise price of $0.69 per share.

          As of December 31, 2000, the Company sold 2,541,672 units to private investors pursuant to a Stock Purchase and Investment Agreement dated as of September 13, 2000. Each unit consists of one share of our common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.90 per share. The Company received $3.1 million for the sale of these units.

          In conjunction with the issuance of 10% convertible one-year promissory notes, the Company also issued warrants in the aggregate amount of 3,250,000 shares, with an exercise price of $0.60 per share. The warrants expire five years after issuance, beginning June 26, 2006 and ending August 10, 2006. The Company has the right to redeem outstanding warrants at a redemption price of $.01 per share if the closing price of the common stock exceeds $1.26 per share for thirty consecutive days prior to the notice of redemption and a registration statement regarding the resale of the shares is effective on the date of such notice.

NOTE 12 LITIGATION

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

    No litigation settlement was received in either 2001 or 2000. The Company did, however, incur additional losses of $1.9 million in 2000 resulting from increased claims by unsecured creditors that were approved by the Bankruptcy Court. The Company received $10.4 million from the Settling Parties upon the consummation of the Settlement Agreement during the year ended December 31, 1999, and $502,000 in connection with the proceeds from other unrelated litigation during the year ended December 31, 1998.

  (d)
  On October 30, 2000, a judgment was entered on the complaint filed in the Company's bankruptcy case by the Shareholder. Subsequently, the Company paid the Shareholder the amount of his allowed claims plus interest to the date of the payment, less $81,000 for the purchase price of the 900,000 shares of the Company's common stock issued to him upon exercise of options granted to him under the judgment, and issued to him and registered the 900,000 shares. The Shareholder retains the right to be paid $1.85 million under the terms of his promissory note. Under the terms of the promissory note, payments do not become due and payable until such time the Company has generated certain levels of positive cash flow for two consecutive fiscal quarters and any such payments may be limited or suspended based on the extent of the Company's cash flows.

    Certain directors have also been sued by the Shareholder in a separate action. Although the Company is not a party to the claims against the director, it does have a potential obligation to indemnify its directors for claims raised in the suit. The trial court granted summary judgment in favor of the directors on three of the four causes of action. The Shareholder filed a motion to reconsider the ruling on the summary judgment motion and to stay the action pending appeal regarding that motion. In August 2001, the trial court denied the motions by the Shareholder and reaffirmed the ruling on the summary judgment motion. The only remaining cause of action is for defamation. The suit was set for trial in February 2002 and was continued. A settlement of all of the Shareholder's claims was agreed upon subsequent to December 31, 2001, as discussed in Note 15 below.

NOTE 13 QUARTERLY FINANCIAL INFORMATION—UNAUDITED

A summary of quarterly information follows:

QUARTER ENDED:	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2001
Total revenue	$67,500	$67,500	$67,500	$67,500
Cost of revenue	221,439	261,980	276,129	248,954
Operating loss	(153,939)	(194,480)	(208,629)	(181,454)

Net loss	(469,628)	(521,329)	(656,848)	(651,034)
Net loss per share, diluted and basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
2000
Total revenue	$0	$0	$0	$0
Cost of revenue	0	0	0	0
Operating loss	(613,495)	(281,665)	(647,702)	(330,305)

Net loss	(511,391)	(3,845,879)	(1,230,579)	(14,187)
Net loss per share, diluted and basic	$(0.01)	$(0.10)	$(0.02)	$(0.01)

NOTE 14 SUBSEQUENT EVENTS

          On May 31, 2001, the Company entered into a definitive Agreement and Plan of Reorganization among Two Way TV, Two Way TV (US) and the Company. At the effective time, the Company will merge into Two Way TV (US), all of the outstanding shares of the Company will be converted into shares of common stock of Two Way TV (US) and the Company will cease to exist as a separate entity. The merger has been approved by the boards of directors of both the Company and Two Way TV and was approved by the Company's shareholders on March 21, 2002. A registration statement on Form S-4 registering the shares of Two Way TV (US)'s common stock to be received by the Company's current shareholders as a result of the merger was declared effective by the U.S. Securities and Exchange Commission on February 11, 2002.

          In April 2002, as a result of mediation between the various parties to the Shareholder's suit discussed in Note 12, a settlement of all outstanding claims by the Shareholder against the Company's directors was reached. That settlement is still in the process of being documented.

Independent Auditor's Report

The Board of Directors and Shareholders
Two Way TV (US), INC.:

I have audited the accompanying balance sheet of Two Way TV (US), Inc., formerly known as Twin Entertainment, Inc., ("the Company") as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to report on these financial statements based on the results of my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the periods ended December 31, 2001 and 2000, and in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is wholly dependent upon its two shareholders for operating capital, and continuation of the Company as a going concern is contingent upon, among other things, the ability to (1) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its market, and (2) generate adequate sources of working capital and other liquidity as necessary to meet future obligations. Management's plans in regard to these matters are also described in Note 2. These contingencies raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Based on the dependency as stated above, these financial statements should be read in conjunction with the financial statements of its shareholders described in Note 1.

Marc Lumer & Company
San Francisco, California
April 15, 2002

TWO WAY TV (US), INC.
(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$90,176	$783,182
Accounts receivable	30,000	0
Prepaid expenses and other current assets	0	2,317

Total current assets	120,176	785,499
Property and equipment net of accumulated depreciation	388,363	425,335
Deposits and other assets	20,655	11,500

TOTAL ASSETS	$529,194	$1,222,334

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,551	$53,496
Accounts payable shareholder	71,485	0
Notes payable to shareholders	500,000	2,000,000

TOTAL CURRENT LIABILITIES	599,036	2,053,496
Amount due to shareholders	320,939	356,087
Commitments and contingencies	0	0

	919,975	2,409,583
Shareholders' deficit:
Preferred stock, par value $.001, 20,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, par value $.001, 50,000,000 shares authorized; 26,800,000 and 20,000,000 shares issued and outstanding at December 31, 2001 and 2000	26,800	20,000
Additional paid-in-capital	4,373,200	980,000
Due from shareholder	(75,000)	0
Accumulated deficit	(4,715,781)	(2,187,249)

Total shareholders' deficit	(390,781)	(1,187,249)
Total liabilities and shareholders' deficit	$529,194	$1,222,334

See accompanying notes to financial statements.

TWO WAY TV (US), INC.
(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000)
ENDED DECEMBER 31, 2000

	2001	2000
Revenue	$155,666	$0
Cost of Revenue	105,666	0

Gross Profit	50,000	0

General and administrative expenses	2,578,626	2,212,011

Loss from operations	(2,528,626)	(2,212,011)
Other income
Interest income	894	24,520
Other income	0	1,042

Other income	894	25,562

Net loss before taxes on income	(2,527,732)	(2,186,449)
Taxes on income	(800)	(800)

NET LOSS	$(2,528,532)	$(2,187,249)

Basic net loss per share	$(0.11)	$(0.11)

Fully diluted net loss per share	(0.11)	(0.11)

Shares used in basic per share calculation	22,086,575	20,000,000

Shares used in fully diluted per share calculation	22,086,575	20,000,000

See accompanying notes to financial statements.

TWO WAY TV (US), INC.
(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000)
ENDED DECEMBER 31, 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,528,532)	$(2,187,249)
Adjustments to reconcile net (loss) to net cash:
Provided by (used in) operating activities:
Depreciation	72,422	23,036
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	0
Prepaid expenses and other assets	(6,838)	(13,817)
Accounts payable	45,540	53,496
Amount due to shareholder	(35,148)	356,087

Net cash used in operating activities	(2,482,556)	(1,768,447)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment (net)	(35,450)	(448,371)

Net cash used in investing activities	(35,450)	(448,371)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Sale of common stock, net	3,400,000	1,000,000
Conversion of notes payable to stock	(3,400,000)	0
Notes payable to shareholders	1,825,000	2,000,000

Net cash provided by financing activities	1,825,000	3,000,000
Increase (decrease) in cash	(693,006)	783,182
Cash at beginning of year	783,182	0

Cash at end of year	$90,176	$783,182

Supplemental disclosure of cash flow information:
Income taxes paid (Note 1)	$800	$800

Interest paid	$0	$0

See accompanying notes to financial statements.

TWO WAY TV (US), INC.
(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000)
ENDED DECEMBER 31, 2000

	Common Stock
			Paid-In Capital	Due from Shareholder	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at inception (January 10, 2000)	0	$0	$0	$0	$0	$0
Sale of common stock	5,000,000	5,000	995,000	0		1,000,000
Stock split	15,000,000	15,000	(15,000)	0	0	0
Net loss				0	(2,187,249)	(2,187,249)

Balances as of December 31, 2000	20,000,000	20,000	980,000	0	(2,187,249)	(1,187,249)
Conversion of notes to common stock	6,800,000	6,800	3,393,200	0		3,400,000
Due from shareholder	0	0	0	(75,000)	0	(75,000)
Net loss				0	(2,528,532)	(2,528,532)

Balance as of December 31, 2001	26,800,000	$26,800	$4,373,200	$(75,000)	$(4,715,781)	$(390,781)

TWO WAY TV (US), INC.

(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE 1 THE COMPANY

        Two Way TV (US), formerly known as TWIN Entertainment, Inc. (the "Company"), was incorporated in Delaware on January 10, 2000, to enter into a joint venture license agreement with its two equal shareholders:

        a)    Interactive Network, Inc., a California corporation ("Interactive") and

        b)    Two Way TV Limited, a corporation organized under the laws of England and Wales ("Two Way TV").

        The Company's activities principally have been planning and participating in building the plan to develop, market and supply digital interactive and related services, products and technology. The Company has a non-exclusive right to the use of patents and other intellectual property of both Two Way TV and Interactive for the United States and Canada. Since its inception the Company has relied primarily on the issuance of stock and the borrowing of funds from its joint venture owners, rather than recurring revenue for its sources of cash flow.

        The Company incurred losses through December 31, 2001 and December 31, 2000 of $4,715,781 and $2,187,249 respectively. The Company expects to continue to incur operating losses and generate negative cash flow from operations through December 31, 2002. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future depends upon a variety of factors (as discussed in Note 2), some of which it is unable to control.

        The Company currently does business only in the state of California and is in good standing with the California Secretary of State.

NOTE 2 GOING CONCERN

        The accompanying financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimum operating revenue to date, and relies on its two shareholders for its working capital. The ability of the Company to continue as a going concern is contingent upon, among other things, the ability to (1) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio under the licensing agreement, as discussed in Note 1; and (2) generate adequate sources of working capital and other liquidity as necessary to meet future obligations.

        The Company's business plan is to develop and market Interactive's significant patent portfolio and Two Way TV's content, production systems, operating platform and patents for digital interactive services.

        The Company does not intend to engage in the manufacture or sale of products involving its licensing rights, which would require significant investment in plant, equipment or inventories. The Company believes that the current cash balances are inadequate to supply working capital during the remainder of fiscal 2002. From January 10, 2000 through December 31, 2001, the Company had borrowed $3,825,000 from its shareholders, of which $3,400,000 was converted into 6,800,000 shares of common stock on September 10, 2001. See Note 6.

        In the event that the Company completes its merger with Interactive, as described in Note 13, the combined company may develop, market and sell products relating to the Company's patents. Additional working capital will be necessary to meet the potential cash needs.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        The Company recognizes revenue from licensing of software at the time that the product is shipped to the customer.

        Costs incurred in connection with software development are accounted for in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" whereby all costs of planning, designing, coding, and testing are expensed as research and development costs as required by SFAS 2, "ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS."

Fair Value of Financial Instruments

        SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", defines the fair values of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2001 and 2000, the fair values of the Company's cash, other current assets and accounts payable approximated their carrying values due to their short maturity. As stated in Note 5, certain advances from related parties and notes payable to shareholders may not be paid in the ordinary course of business. Accordingly, the fair value of these items is not readily determinable.

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

Concentration of Risk

        The Company places its cash and temporary cash investments with well-established financial institutions. At December 31, 2001 and 2000, and periodically throughout the year, such cash balances were in excess of FDIC insurance limits.

Per Share Information

        Basic and diluted net income (loss) per share are computed using the number of outstanding shares of common stock as at the appropriate date.

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

Stock Option Plan

        The Company indicated in a number of offer letters to employees during 2000 that options to purchase an aggregate amount of 262,000 (pre-split) shares of the Company's common stock could be granted in the future, subject in each case to the adoption by the Company of a stock option plan and the approval by the Company's board of directors of each of the option grants and related vesting schedules. The board has not approved any stock option grants, accordingly, the Company and its board of directors are of the opinion that no stock options have been granted or are outstanding as of December 31, 2001 and 2000.

        On December 13, 2001, the Company's board and stockholders approved and adopted the Two Way TV (US) 2001 Stock Option Plan.

        A total of 13,800,000 shares was authorized for issuance under the 2001 plan. The 2001 plan provides that options may be granted to employees (including officers and employee directors), non-employee directors and consultants of the Company and its affiliated related entities. The board or an appointed committee selects the participants and determines the number of shares to be subject to each option and whether the option is an "incentive stock option," as that term is used in Section 422 of the Internal Revenue Code, or a non-statutory stock option.

        The 2001 plan provides that options to purchase a maximum of 3,000,000 shares of the Company's common stock, may be granted under the 2001 plan to any employee in any fiscal year. The value of the shares subject to all incentive stock options held by an optionee that first become exercisable during any calendar year cannot exceed $100,000 (determined as of the date of grant).

        As discussed in Note 13 below, if the pending merger is completed, all outstanding stock options to purchase Interactive's common stock shall be exchanged on a one-for-one basis for options to purchase shares of the Company's common stock.

Comprehensive Income/Loss

        The Company has no significant components of other comprehensive income or loss.

Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137 and No. 138 in June 1999 and June 2000, respectively. These Statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial position or results of operations of the Company.

NOTE 4 PROPERTY AND EQUIPMENT

        As of December 31, 2001 and 2000, property and equipment consisted of the following:

	2001	2000
Computer equipment	$243,653	$222,485
Trade show booth	130,000	130,000
Software	51,041	34,103
Leasehold improvements	0	8,774
Equipment	49,224	46,889
Furniture and fixtures	18,038	6,120

	491,956	448,371
Less accumulated depreciation and amortization	(93,593)	(23,036)
Allowance for impairment	(10,000)	0

Property and equipment (net)	$388,363	$425,335

        The Company placed its trade show booth in storage, and is offering it for sale. Under the provisions of SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", the Company has identified this asset for which the expected future cash flow is less than the carrying value. Accordingly the Company has taken a pre-tax non-cash loss of approximately $10,000 in 2001.

        Depreciation expense for the year ended December 31, 2001 and the period from January 10, 2000 (inception) through December 31, 2000 was $72,422 and $23,036 respectively.

NOTE 5 INVESTMENTS AND NOTES PAYABLE SHAREHOLDERS

        The Company is owned equally under a corporate joint venture between Interactive and Two Way TV. The Company operates in the United States and Canada using technology licensed to it by Interactive and Two Way TV.

        Both Interactive and Two Way TV made investments in the joint venture of $1,000,000 each during 2000, and then each party loaned an additional $950,000 during 2001. The notes do not contain a provision for an interest because they are not anticipated to be paid off in the normal course of business. Notes with a principal amount of $3,400,000 were converted into 6,800,000 shares of the Company's common stock on September 10, 2001.

        As discussed in Note 6, each shareholder reserves the right to convert the loans to equity in the Company in the future at terms to be determined and agreed upon at a later date by the Company's shareholders.

        At December 31, 2001 and December 2000, the balances were $2,000,000 and $500,000, respectively. As discussed above, $2,000,000 of the current liabilities of the Company as of December 31, 2000 plus $1,400,000 of $1,900,000 notes incurred in 2001 were converted to common stock on September 10, 2001. These liabilities and additional notes of $500,000 include an agreement giving the holders the right to convert to common stock. Accordingly, the Company has not accrued any interest payable.

NOTE 6 LIABILITIES NOT PAYABLE IN THE ORDINARY COURSE OF BUSINESS

        As discussed in Note 5 above, $2,000,000 of the current liabilities of the Company as of December 31, 2000 were converted to common stock on September 10, 2001. These liabilities and additional notes of $500,000 include an agreement giving the holders the right to convert to common stock. Accordingly, the Company has not accrued any interest payable.

        Amounts due to shareholder (Two Way TV) are subject to repayment in accordance with the Memorandum of Terms for Two Way/IN Transaction dated February 6, 2001 under which the parties agree to "prioritize" (subordinate) the repayment of the debt upon the Company receiving funding of at least $3,000,000. Management does not believe that the minimum funding will be received prior to December 31, 2002.

NOTE 7 INCOME TAXES

        The Company filed federal and state income tax returns and paid the corresponding minimum taxes in 2001 and 2000. As of December 31, 2001 and December 31, 2000, the Company had approximately $4.7 and $2.2 million of federal net operating losses which expire 20 years after the loss year.

        The Company has not determined whether the proposed acquisition will cause the Company to forfeit its net operating loss carry-forwards.

        SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

        Minimum income and franchise taxes for the State of California were provided for at December 31, 2001 and 2000.

NOTE 8 LEASES

        The Company leases office space in Los Angeles, California. Its office facility lease expires September 30, 2004. The rent expense for the years ended December 31, 2001 and 2000 was $145,407 and $19,269, respectively.

        Future minimum lease payments under the lease for years ending after December 31, 2001 are:

2002	$143,397
2003	150,037
2004	113,358

Total	$406,792

        The lease requires that the Company provide a stand-by letter of credit in the amount of $93,177 to guarantee performance. Two Way TV provided the stand-by letter of credit, which expires on January 28, 2005, without charge.

NOTE 9 COMMON STOCK

        The Company has not reserved any shares of common stock at December 31, 2001. See Note 3 above and Note 10 below regarding certain option matters.

NOTE 10 CONTINGENCIES AND COMMITMENTS

        In connection with the termination of employment of its Chief Technology Officer, the Company stated to the officer in a letter dated June 27, 2001 from its President, Robert Regan, that 57.20% of the stock options provided for in his employment agreement (or 200,200 shares) would have vested as of his termination, if the Company had in fact adopted a stock option plan. Mr. Regan's letter further noted that the Company had in fact not adopted a stock option plan, and stated that Mr. Regan would therefore discuss the matter with the two shareholders of the Company, Interactive and Two Way TV, and advise the employee accordingly. The Company and its board of directors are of the opinion that no stock options have been granted to the employee, and that he is not legally entitled to any stock options.

        As discussed in Note 13 below, if the merger is completed, the Company has agreed to accept responsibility to pay all of the liabilities of Interactive ($9,393,067 before $5,714,332 of cash restricted to pay liabilities at December 31, 2001), and to honor all of Interactive's stock options (2,375,000 at December 31, 2001) and warrants (5,791,672 at December 31, 2001) at the merger rate of exchange of one to one.

NOTE 11 RELATED PARTIES

        As of December 31, 2001, the Company enjoyed the benefit of three individuals who are employees and on the payroll of Two Way TV but have been assigned to work full-time in the Company's office. The Company paid $210,585 to Two Way TV in 2001 under the agreement. Additionally the Company has paid $3,200 in rent for one of the employees and advanced $7,400 for the security deposit on his residence while away from home.

        The Company received $105,666 from Two Way TV in 2001 for development work performed by the Company for Two Way TV.

NOTE 12 RESEARCH AND DEVELOPMENT

        Research and development expenses included in general and administrative expense consist primarily of salaries and benefits for software developers and project managers and general corporate overhead allocations for facility and equipment. Research and development costs incurred were $1,197,559 for the year ended December 31, 2001. The Company was a development stage company in 2000.

NOTE 13 SUBSEQUENT EVENTS

        On May 31, 2001, the Company entered into a definitive Agreement and Plan of Reorganization among Interactive, Two Way TV and the Company. At the effective time, Interactive will merge into the Company, all of the outstanding shares of Interactive will be converted into shares of common stock of the Company and Interactive will cease to exist as a separate entity. The merger has been approved by the boards of directors of both Interactive and the Company and was approved by the shareholders of Interactive on March 21, 2002. A registration statement on Form S-4 registering the shares of the Company's common stock to be received by the current Interactive shareholders as a result of the merger was declared effective by the U.S. Securities and Exchange Commission on February 11, 2002.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information about our directors and executive officers as of March 15, 2002:

Name	Age	Position
Bruce W. Bauer	51	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer
Robert J. Brown	65	Chief Technology Officer and Secretary
William H. Green	75	Director
William L. Groeneveld	36	Director
Robert H. Hesse	59	Director
Lawrence Taymor	53	Director

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

        Lawrence Taymor has served as a member of our board since October 2000. Since June 2001, Mr. Taymor has been an independent consultant. From February 1997 through June 2001, Mr. Taymor served as the Vice President of Strategic Partnerships and Intellectual Property of Liberate Technologies. From February 1996 to February 1997, Mr. Taymor served as a Consultant and Vice

President of Programming and Production of Turner New Media. Mr. Taymor received his B.A. in 1970 from Princeton University.

Item 11. EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

        The following table sets forth all compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for the years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary $		Bonus $	Securities Underlying Options (#)
Bruce W. Bauer Chairman of the Board of Directors, Chief Executive Officer and President	2001 2000 1999	150,416 144,562 131,771		0 0 0	50,000 50,000 1,000,000
Robert J. Brown Chief Technology Officer	2001 2000 1999	140,250 135,265 65,814	(1)	0 0 0	0 0 300,000	(2)

(1)
Represents partial year salary from June 22, 1999 through December 31, 1999 ($125,000 on an annualized basis).

(2)
Options vested 100,000 per year for three years, and all options are currently exercisable.

Option Grants

        The following table sets forth information concerning the stock options granted to each of the Named Executive Officers for the 2001 fiscal year. In accordance with the SEC rules, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on 5% and 10% assumed annual rates of compounded stock price appreciation. These amounts are based on certain assumed rates of appreciation and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Option Grants in 2001
Individual Grants

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in 2001			Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name			Exercise Price ($/Share)	Expiration Date
					5%	10%
Bruce W. Bauer	50,000(2)	100%	$1.14	1/22/06	$15,748	$34,799

(1)
Gains are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of annual appreciation from the date of the grant. Actual gains, if any, on stock option exercises are dependent on future performance of our common stock.

(2)
All options under this grant were fully exercisable as of the date of the grant.

Option Holding and Exercises and Option Values

        The following table sets forth information concerning option holdings and exercises for the 2001 fiscal year and the aggregate value of unexercised options as of December 31, 2001, held by each of the Named Executive Officers.

Aggregated Option Exercises in Fiscal 2001
and Option Values at December 31, 2001

	Aggregate Option Exercises in 2001
				Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001(1)
	Shares Acquired on Exercise (#)
Name		Value Realized ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce W. Bauer	100,000	26,000	(2)	2,000,000	0	$189,000	$0
Robert J. Brown				300,000	0	$0	$0

(1)
Calculated on the basis of the closing price of our common stock as reported on the OTC Bulletin Board on December 31, 2001 of $0.3700 per share, minus the exercise price.

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

Meetings and Committees of the Board of Directors

        During 2001, the Board of Directors met four (4) times. Each director attended at least 75% of the aggregate of (a) the total number of Board of Directors meetings held during the period in which he was a director and (b) the total number of committee meetings of the Board of Directors on which he served during the period in which he was a director.

        The Board of Directors has an executive committee. The executive committee, consisting of Messrs. Bauer, Green and Groeneveld, held 1 meeting in 2001.

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

Compensation Committee Interlocks and Insider Participation

        Our board of directors deliberates as a whole on compensation issues and does not delegate decisions on compensation to a compensation committee. Bruce Bauer was an officer of Interactive

Network and during the last fiscal year participated in deliberations of the Board of Directors concerning executive officer compensation.

Board Report on Executive Compensation

        Our board of directors determines annual compensation of our executive officers. The board of directors was also responsible for administering the 1988 and 1999 Option Plans, including the grant of options under such plan. Mr. Bauer is our employee and has voted on matters relating to executive compensation and stock option grants, including his own compensation and stock option grants.

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

Bruce W. Bauer
William H. Green
William L. Groeneveld
Robert H. Hesse
Lawrence Taymor

PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on our common stock with that of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index. The comparison for each of the periods assumes that $100 was invested on December 31, 1996, in our common stock including reinvestment of dividends. These indices, which reflect formulas for dividend reinvestment and weighing of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG INTERACTIVE NETWORK, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ TELECOMMUNICATIONS INDEX

      *
      $100 INVESTED ON 12/31/96 IN STOCK OR INDEX-
      INCLUDING REINVESTMENT OF DIVIDENDS
      FISCAL YEAR ENDING DECEMBER 31

Textual representation of the Performance Graph:

The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T

	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01
Interactive Network, Inc.	100.00	317	514	4,800	1,300	617
NASDAQ Telco. Index	100.00	83	109	112	165	270
NASDAQ Market Index	100.00	141	174	213	300	542

(1)
The graph assumes that $100 was invested on December 31, 1996, in the Company's common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. No dividends have been declared or paid on the Company's common stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

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

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2000, Section 16(a) filing requirements applicable to Messrs. Bauer, Green, Groeneveld, Hesse and Taymor were not complied with on a timely basis. Mr. Bauer was required to file a Form 4 in connection with his exercise of stock options in October 2001. He has since filed a Form 4. Messrs. Bauer, Green, Groeneveld, Hesse and Taymor should have filed a Form 5 in connection with the granting of the annual stock option grant to directors. We are not aware that these Form 5s have yet been filed.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 15, 2002, by (i) each shareholder known to us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) the named executive officer in the summary compensation table; and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Shares Beneficially Owned	Approximate Percent Beneficially Owned(1)
AT&T Corp.(2) 32 Avenue of the Americas New York, NY 10013-2412	7,773,815	17.06%
National Broadcasting Company, Inc.(2) 30 Rockefeller Plaza New York, NY 10112	3,645,575	8.00%
Gannett Co., Inc.(3) 1000 Wilson Boulevard Arlington, VA 22209	2,196,666	4.82%
Perkins Capital Management, Inc.(5) 730 East Lake Street Wayzata, MN 55391-1769	6,356,834	13.95%
Voting Agreement(4)	7,814,589	17.15%
Bruce W. Bauer(6)	2,250,500	4.93%
William H. Green(7)	225,000	*
William L. Groeneveld(8)	212,500	*
Robert H. Hesse(9)	434,500	*
Lawrence Taymor(10)	62,500	*
Robert Brown(11)	337,375	*
All executive officers and directors as a group (6 persons)(12)	3,522,375	7.73%

*
Less than 1% of outstanding shares.

(1)
The percentage calculation is based on an aggregate of 45,560,949 shares outstanding as of March 15, 2002. Except as indicated and pursuant to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

(5)
Includes (i) 2,534,334 shares of common stock or common stock equivalents and (ii) 2,835,000 shares of common stock that may be purchased upon exercise of warrants and 100,000 shares of common stock that may be purchased upon exercise of options, both exercisable within 60 days of March 15, 2002.

(6)
Includes (i) 250,500 shares of common stock and (ii) 2,000,000 shares that may be acquired upon exercise of stock options that are currently exercisable.

(7)
Includes 225,000 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(8)
Includes 212,500 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(9)
Includes (i) 359,500 shares of common stock and (ii) 75,000 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(10)
Includes (i) 2,625 shares of common stock, (ii) 2,625 shares of common stock borrowed and sold short and (iii) 62,500 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(11)
Includes (i) 37,375 shares of common stock and (ii) 300,000 shares of common stock that may be acquired upon exercise of stock options that are currently exercisable.

(12)
Includes 2,337,500 shares of common stock that may be acquired upon exercise of stock options that are exercisable within 60 days of March 15, 2002.

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
	3.2
		Certificate of Determination of the Registrant, filed with the California Secretary of State on September 20, 1994 (incorporated by reference to Exhibit 3.3 of Exhibits to Registrant's Form 8-K Report, as filed with the Commission on October 3, 1994)
	3.3
		Certificate of Amendment of Amended and Restated Articles of Incorporation of Registrant, dated May 22, 1995 (incorporated by reference to Exhibit93.3 of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)
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
*	10.1	Sale of Patent Agreement, between the Registrant and David B. Lockton, dated November 18, 1986, and amendments thereto, dated December 21, 1987 and July 30, 1990
*	10.5	Settlement Agreement and Covenant Not to Sue, between the Registrant and NTN Communications, Inc., dated April 1987, and attached Patent License Agreement (Exhibit 10.17 of Registration Statement)
*	10.6(a)	Employment Agreement, between the Registrant and David B. Lockton, dated January 1, 1991 (incorporated herein by reference to Exhibit 10.22 of Registration Statement)
	10.6(b)
		Rider to Employment Agreement, between the Registrant and David B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.54 to the Annual Report of the Registrant on Form 10-K for the year ended December 31, 1994)
	10.7
		Deferred Compensation and Non-Competition Agreement, between the Registrant and David B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.53 of Exhibit B to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)
	10.8
		1999 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Special Meeting of Shareholders of Registrant held on March 31, 1999—filed with the Commission on March 15, 1999)

10.9
Form of Stock Option Agreement for use with the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)
*	10.10	Form of Indemnification Agreement (Exhibit 10.31 of Form S-1 Registration Statement)
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
	10.20	Form of 10% Convertible Promissory Note (incorporated by reference to Exhibit 10.20 of Exhibits to Registrant's Form 10-Q Quarterly Report, filed with the Commission on August 14, 2001)

10.21	Form of Common Stock Warrant Purchase Agreement (incorporated by reference to Exhibit 10.21 of Exhibits to Registrant's Form 10-Q Quarterly Report, filed with the Commission on August 14, 2001)
23.1	Consent of Independent Auditors—Marc Lumer & Company
23.2	Consent of Independent Auditors of Two Way TV (US), Inc.—Marc Lumer & Company
25.1	Power of Attorney. Reference is made to the signature page of this Report.
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

INTERACTIVE NETWORK, INC.

By:	/s/ BRUCE W. BAUER Bruce W. Bauer Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
Date:	April 15, 2002

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

Signature	Title	Date

/s/ BRUCE W. BAUER Bruce W. Bauer	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	April 15, 2002
/s/ WILLIAM H. GREEN William H. Green	Director	April 15, 2002

/s/ WILLIAM L. GROENEVELD William L. Groeneveld	Director	April 13, 2002
/s/ ROBERT H. HESSE Robert H. Hesse	Director	April 15, 2002
/s/ LAWRENCE TAYMOR Lawrence Taymor	Director	April 15, 2002

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 of Exhibits to Registrant's Form S-8 Registration Statement, as filed with the Commission on November 10, 1992)
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
10.6(b)
Rider to Employment Agreement, between the Registrant and David B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.54 to the Annual Report of the Registrant on Form 10-K for the year ended December 31, 1994)

10.7
Deferred Compensation and Non-Competition Agreement, between the Registrant and David B. Lockton, dated December 10, 1994 (incorporated by reference to Exhibit 10.53 of Exhibit B to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994)
10.8
1999 Stock Option Plan (incorporated by reference to Exhibit A to the Proxy Statement for the Special Meeting of Shareholders of Registrant held on March 31, 1999—filed with the Commission on March 15, 1999)
10.9
Form of Stock Option Agreement for use with the 1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 of Exhibits to Registrant's Form 10-K Annual Report, as filed with the Commission on March 30, 1999)
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
10.20	Form of 10% Convertible Promissory Note (incorporated by reference to Exhibit 10.20 of Exhibits to Registrant's Form 10-Q Quarterly Report, filed with the Commission on August 14, 2001)
10.21	Form of Common Stock Warrant Purchase Agreement (incorporated by reference to Exhibit 10.21 of Exhibits to Registrant's Form 10-Q Quarterly Report, filed with the Commission on August 14, 2001)
23.1	Consent of Independent Auditors—Marc Lumer & Company
23.2	Consent of Independent Auditors of Two Way TV (US), Inc.—Marc Lumer & Company
25.1	Power of Attorney. Reference is made to the signature page of this Report.

*
Incorporated by reference to the Exhibits of corresponding number (unless otherwise noted) to Registrant's Form S-1 Registration Statement (No. 33-42951) filed with the Commission on September 24, 1991, as amended.

QuickLinks

INDEX INTERACTIVE NETWORK, INC.
  CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS
PART I
  Item 1. BUSINESS.
  General
  Interactive Network's Intellectual Property
  Competition
  Employees
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  Recent Sales of Unregistered Securities
  Holders of Record
  Dividends
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
  Liquidity and Capital Resources
  Other Contingencies and Commitments
  Results of Operations
  Item 8. FINANCIAL STATEMENTS
  Index To Financial Statements
INDEPENDENT AUDITOR'S REPORT
  INTERACTIVE NETWORK, INC. BALANCE SHEETS DECEMBER 31, 2001 AND 2000
  INTERACTIVE NETWORK, INC. STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
  INTERACTIVE NETWORK, INC. STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
  INTERACTIVE NETWORK, INC. STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
  INTERACTIVE NETWORK, INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
  NOTE 1 ORGANIZATION
  NOTE 2 REORGANIZATION AND BASIS OF REPORTING
  NOTE 3 GOING CONCERN
  NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  NOTE 5 ROYALTY FEE RECEIVABLE
  NOTE 6 INVESTMENTS IN SIGNIFICANT AFFILIATE, AT EQUITY
  NOTE 7 LIABILITIES SUBJECT TO COMPROMISE
  NOTE 8 LONG TERM DEBT
  NOTE 9 INCOME TAXES
  NOTE 10 LEASES
  NOTE 14 SUBSEQUENT EVENTS
TWO WAY TV (US), INC. (FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Compensation of Named Executive Officers
Summary Compensation Table
  Option Grants
  Option Holding and Exercises and Option Values
  Employment Agreements
  Meetings and Committees of the Board of Directors
  Compensation of Directors
  Compensation Committee Interlocks and Insider Participation
  Board Report on Executive Compensation
PERFORMANCE GRAPH
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  Other Transactions
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
Exhibit Index
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX